Form 10-K/A
period 2016-06-30
ELIZABETH ARDEN INC
filed 2016-09-01
CIK 95052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of August 31, 2016, the registrant had 30,117,334 shares of Common Stock outstanding.

Documents Incorporated by Reference

None.

ELIZABETH ARDEN, INC.

Form 10-K/A

(Amendment No. 1)

EXPLANATORY NOTE

Elizabeth Arden, Inc. (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “Original Filing” or “Form 10-K”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 15, 2016, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and Part IV of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

Below is biographical information for each director who serves on the Company’s Board of Directors (the “board of directors” or “board”).

Director	Director Since	Business Experience During Past Five Years and Other Directorships and Qualifications
E. Scott Beattie	January 1995

Mr. Beattie, age 57, has served as Chairman of our board of directors since April 2000, as our President since 2006 and as our Chief Executive Officer since March 1998, as well as serving as a member of our board of directors since January 1995. Mr. Beattie has also previously served in other positions with us, including as Chief Operating Officer and Vice Chairman of the board of directors. He is a member of the executive committee of the board of directors of the Personal Care Products Council, the U.S. trade association for the global cosmetic and personal care products industry; a member of the executive committee of the advisory board of the Ivey School of Business; and a member of the executive committee, board treasurer and chairperson of the audit and finance committee of the board of directors of PENCIL, a not-for-profit organization that benefits New York City public schools.

The board previously nominated Mr. Beattie to serve as a director because of his proven record of leadership and his instrumental role in the growth of the Company, as well as his extensive knowledge of our industry. Throughout his career with the Company he has acquired valuable financial, management, operational and industry expertise that provides the board of directors with a unique and valuable perspective on the opportunities and challenges that face the Company.

M. Steven Langman	October 2014

Mr. Langman, age 54, has served as our lead independent director since December 2014. He co-founded Rhône Group L.L.C., a private equity firm (together with its affiliates, “Rhône”), in 1996 and since that time has served as Managing Director. Prior to 1996, Mr. Langman was Managing Director of Lazard Frères & Co. LLC where he specialized in mergers and acquisitions, working in both London and New York. Mr. Langman joined Lazard in 1987. Before joining Lazard, he worked in the mergers and acquisition group of Goldman, Sachs & Co. Mr. Langman currently serves on the boards of certain companies in which Rhône or its affiliated funds hold interests. Mr. Langman also served on the board of Coty Inc., which is listed on the New York Stock Exchange, from January 2011 until June 2014, and on the board of Quiksilver, Inc., which was listed on the New York Stock Exchange, from 2009 until February 2016. Mr. Langman received a B.A. with highest honors from the University of North Carolina at Chapel Hill and an MSc from the London School of Economics.

Mr. Langman serves as our lead independent director and chairs the nominating and corporate governance committee of the board of directors and serves on the compensation committee of the board. Mr. Langman was elected to the board by the holders of the Company’s Series A Serial Preferred Stock, par value $.01 per share (the “preferred stock”) pursuant to the terms of a shareholders agreement entered into with Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P., investment funds affiliated with Rhône (each a “Rhône Purchaser”) on August 19, 2014 (the “Shareholders Agreement”).

Fred Berens	July 1992

Mr. Berens, age 73, served as our lead independent director from February 2009 until November 2014. Mr. Berens has served in various capacities with Wells Fargo Advisors LLC (formerly known as Wachovia Securities, Inc.), an investment-banking firm, since March 1965, most recently as managing director-investments since September 2004. Mr. Berens served as a member of the board of directors of Public Broadcasting Systems from 2008 until 2014, serving as the chairman of its audit committee in 2012 and as chairman during 2013. He has also served on the board of trustees of the University of Miami since 1972 and as a member of the board of directors of Channel 2 WPBT (South Florida’s public broadcasting station) since 1981, serving as its chairman in 1988.

Mr. Berens serves on the audit and nominating and corporate governance committees of the board of directors.

The board previously nominated Mr. Berens to serve as a director because of his financial expertise and his knowledge of capital markets. Mr. Berens’ experience as a managing director with large investment banking firms has provided him with excellent financial and analytical skills that are valuable to the board of directors. In addition, Mr. Berens’ prior service on the board of directors and audit committees of Peninsula Federal Savings & Loan and Intercontinental Bank provided him with extensive experience in board and audit committee functions that are valuable to the board of directors.

Franz-Ferdinand Buerstedde	October 2014

Mr. Buerstedde, age 41, joined Rhône in 2004 and has served as a Managing Director since January 2011. Prior to 2004, he worked in the mergers and acquisitions group at Citigroup in London, where he advised on numerous telecommunications transactions. Mr. Buerstedde currently serves on the boards of certain companies in which Rhône or its affiliated funds hold interests, including as an observer and alternate on the board of directors of Magnesita Refratários S.A., which is listed on the BM&FBOVESPA, Brazil’s largest stock exchange. Mr. Buerstedde received a European Masters in Management with distinction from ESCP-EAP European School of Management in Paris, and a Masters in Finance with distinction from the London Business School.

Mr. Buerstedde serves on the compensation committee of the board of directors. Mr. Buerstedde was elected to the board by the holders of the Company’s preferred stock pursuant to the terms of the Shareholders Agreement.

Maura J. Clark	August 2005

Ms. Clark, age 57, served as President, Direct Energy Business, of Direct Energy Services, LLC, an energy and energy services provider in North America and a subsidiary of United Kingdom based Centrica plc from September 2007 until her retirement in April 2014. From April 2005 to September 2007, Ms. Clark served in various other executive positions with Direct Energy Services, LLC. Among other positions held by Ms. Clark prior to April 2005, she served as a managing director at Goldman Sachs & Co., an investment-banking firm, and as Executive Vice President, Corporate Development and Chief Financial Officer for Premcor, Inc. (formerly known as Clark Refining & Marketing, Inc.), a petroleum refiner and marketer. Ms. Clark is a member of the board of directors and audit, governance and nominating committees of Fortis, Inc., a North American electric and gas utility company traded on the Toronto Stock Exchange. Ms. Clark is a chartered accountant.

Ms. Clark chairs the audit committee of the board of directors.

The board previously nominated Ms. Clark to serve as a director because of the financial, accounting, executive and corporate development expertise that she has developed through her various positions with Direct Energy Services LLC, Goldman Sachs & Co., and Premcor, Inc., and her qualification as a chartered accountant.

Edward D. Shirley	December 2015

Mr. Shirley, age 59, served as the President and Chief Executive Officer of Bacardi Limited, a global beverage and spirits company, from March 2012 to April 2014. Prior to that, he served as Vice Chairman of Global Beauty and Grooming, a business unit of The Procter & Gamble Company, a consumer goods company, from July 2008 through June 2011 and as Vice Chair on Special Assignment from July 2011 through December 2011. Prior to that, he served as Group President, North America of Procter & Gamble from April 2006 and held several senior executive positions during his 27 years with The Gillette Company, a consumer goods company that was acquired by Procter & Gamble in 2005. Mr. Shirley served as a director of Time Warner Cable Inc. from March 2009 to May 2016.

Mr. Shirley chairs the compensation committee and serves on the nominating and corporate governance committee of the board of directors.

The board previously nominated Mr. Shirley to serve as a director because of his substantial executive, brand development and commercial experience developed in various senior executive positions with large consumer products companies, including during more than 30 years as a senior executive at global personal care companies like Procter & Gamble and The Gillette Company.

William M. Tatham	July 2001

Mr. Tatham, age 57, has served as Chief Executive Officer of NexJ Systems, Inc., a publicly-held, Canada-based client relationship management software company, since June 2006, and as Chief Executive Officer and general managing partner of XJ Partners, Inc., a Canada-based strategy consulting company, since September 2001. From November 2000 to June 2001, Mr. Tatham served as Vice President and General Manager of Siebel Systems, Inc., an e-business applications software company. From 1990 until its acquisition by Siebel Systems in November 2000, Mr. Tatham served as the Chairman and Chief Executive Officer of Janna Systems, Inc., a publicly-held, Canada-based software development company that Mr. Tatham founded.

Mr. Tatham serves on the audit committee of the board of directors.

The board previously nominated Mr. Tatham to serve as a director because of the valuable executive and information technology expertise that he has developed through his various positions with Janna Systems, Inc., Siebel Systems, XJ Partners, Inc., and NexJ Systems, Inc.

Executive Officers of the Company

The following sets forth the names and ages of each of our executive officers as of August 15, 2016, and the positions they hold:

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

Each of our executive officers holds office for such term as may be determined by our board of directors subject to earlier retirement, removal or resignation. Set forth below is a brief description of the business experience of each of our executive officers other than Mr. Beattie, whose business experience is described above under the caption “Directors of the Company.”

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

Eric Lauzat has served as our President, International since July 2015. Previously, he served as our Executive Vice President, General Manager—International from October 2013 to June 2015. Prior to joining us, Mr. Lauzat was with the L’Oréal Group for over 30 years where he held numerous international commercial positions, including as head of Latin America, Middle East and Africa for L’Oréal Luxe from 2008 until 2012, and as president of Lancôme USA from 2005 until 2008.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Federal securities laws require our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of initial ownership and reports of subsequent changes in ownership with the SEC and to provide us with copies of these reports. Specific due dates have been established, and we are required to disclose any failure of these persons to file those reports on a timely basis during our fiscal year ended June 30, 2016. To the best of our knowledge, based solely upon a review of copies of reports furnished to us, filings with the SEC and written representations that no other reports were required, all of our directors, executive officers and ten percent or greater beneficial owners of our common stock made all such filings on a timely basis.

CODE OF BUSINESS CONDUCT AND SUPPLEMENTAL CODE OF ETHICS

Code of Business Conduct. All of our employees, officers and directors are required to abide by our Code of Business Conduct, which requires that they conduct our business with the utmost integrity and honesty and in a manner that adheres to the highest ethical standards and fully complies with all applicable laws and regulations. The full text of the Code of Business Conduct, as approved by our board, is published on our website, at www.elizabetharden.com, under the section “Corporate – Investor Relations – Corporate Governance – Code of Business Conduct.”

Supplemental Code of Ethics. Our directors, the chief executive officer, the chief financial officer, and our other executive officers and finance officers are also required to comply with our Supplemental Code of Ethics for the Directors and Executive and Finance Officers. This Supplemental Code of Ethics is intended to cover, among other things, the avoidance and handling of conflict of interest situations and full, fair and timely disclosure, including the adequacy of disclosure controls and procedures and internal control over financial reporting. Any alleged violation of the Supplemental Code of Ethics or any violation of law must be reported to our general counsel or the chairperson of the audit committee, which may be done anonymously, in accordance with the procedures set forth in the Supplemental Code of Ethics.

The full text of this Supplemental Code of Ethics, as approved by our board, is published on our website, at www.elizabetharden.com, under the section “Corporate – Investor Relations – Corporate Governance – Code of Ethics.” We intend to disclose future amendments to and waivers of the provisions of this Supplemental Code of Ethics on our website.

DIRECTOR NOMINATION PROCESS

As of the date of this Amendment No. 1, there have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors as described in the Company’s Definitive Proxy Statement filed with the SEC on October 23, 2015.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Company has a standing audit committee of the board of directors. The current members of the audit committee are Ms. Clark and Messrs. Berens and Tatham. Our board has determined that Mr. Berens and Ms. Clark are each “audit committee financial experts” for purposes of the SEC’s rules and that each of the members of our audit committee is independent, as defined by applicable SEC and NASDAQ Global Select Market (“NASDAQ”) rules. Ms. Clark chairs the audit committee.

The audit committee oversees the quality and integrity of our accounting and financial reporting process, the adequacy of our internal controls and the integrated audits of our consolidated financial statements and internal control over financial reporting, and also carries out such other duties as directed by the board. Among the responsibilities of the audit committee are: (1) selecting, negotiating the compensation of, and overseeing the work of, our independent registered public accounting firm, including approving all audit, audit-related and permitted non-audit services performed for us by the independent registered public accounting firm and reviewing its independence; (2) reviewing the planning and staffing of audit engagements, including ensuring the rotation of the audit partner of the independent registered public accounting firm as required by law; (3) investigating matters brought to the attention of the audit committee; (4) reviewing our financial reporting activities, including the annual and quarterly reports and the consolidated financial statements included in such reports, the accounting principles, standards, policies and practices followed by us and management’s conclusions regarding the effectiveness of our internal control over financial reporting; (5) reviewing the internal quality control review of the independent registered public accounting firm and evaluating their qualifications and performance, and otherwise making all decisions regarding our engagement of this firm; (6) reviewing the independent registered public accounting firm’s certification and report on management’s assessment of internal control over financial reporting; and (7) reviewing and approving related person transactions in accordance with our related person transaction policy described on page 32.

The responsibilities of the audit committee, as approved by the board, are set forth in the audit committee charter, a copy of which is available on our website at www.elizabetharden.com, under the section “Corporate – Investor Relations – Corporate Governance – Audit Committee.”

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS FOR FISCAL 2016

This Compensation Discussion and Analysis should be read in conjunction with the tables and other information set forth elsewhere in this Part III, Item 11, captioned “Executive Compensation Tables” starting on page 18.

Our named executive officers for fiscal 2016 were:

•	E. Scott Beattie, Chairman, President and Chief Executive Officer

•	Rod R. Little, Executive Vice President and Chief Financial Officer

•	JuE Wong, President, Elizabeth Arden Brand

•	Eric Lauzat, President, International

•	Pierre Pirard, Executive Vice President – Global Supply Chain and Technical Services

Objectives of Elizabeth Arden’s Executive Compensation Program

Each of the components of our executive compensation program is designed to facilitate fulfillment of one or more of our compensation objectives, which are:

•	Providing competitive compensation to attract, retain and motivate high caliber key management personnel;

•	Relating management compensation to the achievement of company goals and performance; and

•	Aligning the interests of management with those of our shareholders.

Our primary focus is on pay-for-performance, based on performance metrics that are intended to reward management behavior that furthers our strategic business plan and the creation of shareholder value, while ensuring that we have the ability to attract and retain talented executives with market competitive executive compensation. We traditionally design our executive compensation program to pay at market median levels for target performance, reward above-target performance, and pay out below the market median when performance targets are not achieved. Where appropriate, we pay competitively to attract top talent in a highly competitive industry. Within this context, we have taken such actions as we deem appropriate to provide for executive management continuity as we continue our turnaround efforts. We believe that our overall executive compensation design and structure are sound and appropriately align executive compensation with shareholder interests.

Role of the Compensation Committee, Management and the Compensation Consultant in Compensation Decisions

The compensation committee consists of Messrs. Shirley, Langman, and Buerstedde. Mr. Shirley chairs the compensation committee.

The compensation committee is responsible for, among other things: (1) establishing an overall compensation strategy and program for our executive officers and other employees, including approving grants of equity and cash awards under our incentive plans; (2) reviewing and approving the strategy and individual elements of the compensation of our executive officers, including the chief executive officer; (3) administering our stock and cash incentive plans, and the employee stock purchase plan; (4) reviewing and discussing with management our disclosures contained in the Compensation Discussion and Analysis, and making a recommendation to the board regarding the inclusion of the Compensation Discussion and Analysis in our proxy statement; (5) reviewing and evaluating our compensation policies and practices as they relate to our risk management; (6) reviewing and approving our stock ownership and retention guidelines for executive officers, as well as any waivers thereof; and (7) reviewing and making recommendations to the board regarding non-employee director compensation. The compensation committee also reviews and evaluates management’s assessment of whether our compensation policies and procedures are reasonably likely to have a material adverse effect on the Company. Both management of the Company and the compensation committee have concluded that our compensation policies and procedures are not reasonably likely to have a material adverse effect on the Company.

The responsibilities of the compensation committee, as approved by the board, are set forth in the committee’s charter, a copy of which is available on our website at www.elizabetharden.com, under the section “Corporate – Investor Relations – Corporate Governance – Compensation Committee.”

The compensation committee has the authority, pursuant to its charter, to directly engage the services of outside experts and advisors as it deems necessary and appropriate to assist the compensation committee in fulfilling its responsibilities. Since 2002, Mercer (US) Inc., a global compensation and benefits consulting firm and wholly-owned subsidiary of Marsh & McLennan Companies, Inc., has been engaged by the compensation committee to provide the compensation committee with third-party data and advice in connection with the compensation committee’s deliberations regarding executive compensation. Mercer’s fees for executive compensation consulting services provided to the compensation committee for fiscal 2016 were $203,676.

Mercer has historically reviewed and evaluated our executive compensation strategy and program to provide guidance to help us accomplish our compensation objectives, consider industry best practices, and remain competitive with the market. More specifically, at the request of the compensation committee, Mercer typically (1) assesses the pay competitiveness of our executive officer positions,

(2) conducts a business performance analysis to gauge the relative alignment between our performance and executive officer compensation relative to our peer group, (3) reviews our bonus program design, incentive award opportunities, and long-term incentive grant practices, and (4) summarizes and reports to the compensation committee on trends, regulatory developments and other factors affecting executive officer compensation. Based on these activities, Mercer makes recommendations regarding, and proposes adjustments to, our executive officer compensation program as it deems appropriate. While Mercer works closely with the appropriate members of our executive management team in performing these activities, Mercer reports directly to, and is retained by, the compensation committee on all executive compensation matters. Mercer periodically attends compensation committee meetings.

During fiscal 2016, Mercer and its Marsh & McLennan affiliates were also retained by management to provide services unrelated to executive compensation, including insurance brokerage services and human resources consulting services such as providing advice regarding our benefit programs in the areas of benefit plan design, compliance, communication, administration and funding. The aggregate fees paid for those other services for fiscal 2016 were $817,360. The compensation committee and the board did not review or approve the other services provided to us by Mercer and its Marsh & McLennan affiliates, as those services were approved by management in the normal course of business.

We have been advised by Mercer that the reporting relationship and compensation of the Mercer consultants who perform executive compensation consulting services for our compensation committee is separate from, and is not determined by reference to, Mercer’s or Marsh & McLennan’s other lines of business or their other work for us. The compensation committee considered these separate reporting relationships and compensation structures, the provision of other services to the Company by Mercer and Marsh & McLennan, the absence of any business or personal relationship between our officers and directors and the specific Mercer consultants advising the Company (other than the consulting relationship with the compensation committee), Mercer’s Global Business Standards intended to address potential conflict of interests with respect to their executive compensation consulting services, and the other factors required to be considered by applicable SEC and stock exchange rules, in approving the committee’s engagement of Mercer for fiscal 2016. Based on this review, the compensation committee did not identify that Mercer had any conflicts of interest that would prevent Mercer from independently advising the compensation committee.

Annual Executive Officer Compensation Analysis

The compensation committee’s practice is to review the design of our executive officer compensation program and make specific decisions in August of each year regarding base salaries, short-term cash incentive program design and bonus opportunities for the upcoming fiscal year, as well as long-term incentive grants. This timing coincides with the board of directors’ review of our financial and operating results for the most recently completed fiscal year and allows the compensation committee to consider those results, as well as our financial and operating plan for the upcoming fiscal year, as it makes compensation decisions.

Our senior vice president, global human resources, develops recommendations for the compensation committee’s review and consideration as to the amount and form of executive officer compensation. Mercer and our chief executive officer (with respect to the compensation program for our other executive officers), provide significant input. The compensation committee considers, but is not bound by, management’s or Mercer’s recommendations with respect to executive officer compensation.

The compensation committee is also responsible for approving and determining compliance with performance targets under our short-term cash incentive plan and long-term incentive awards. In determining if, and at what level, the performance targets have been met, the compensation committee may, in its discretion, consider whether our financial or operational performance was affected by extraordinary business and financial events or other unusual or non-recurring items.

Mercer assists the compensation committee in its review of chief executive officer and other executive officer compensation by conducting a competitive pay and performance analysis for our executive officer positions that compares our pay levels and company performance results against a composite of data from a selected group of peer companies (described below under the caption “Peer Group Information”) and data reported in published surveys of executive compensation for comparably-sized organizations. The first step in Mercer’s compensation analysis is an assessment of each executive officer’s job responsibilities to identify the appropriate, comparable position at peer group companies and other comparably-sized companies in the broader market to which such executive officer’s base salary and other pay components should be compared. Using this information, Mercer then derives composite market values for executive officers based on a 50/50 blend of comparable peer group proxy data and comparable survey data, applying industry and position-based adjustments to the survey data, if appropriate. For executive positions that cannot be matched to both sources, either peer group proxy pay data or survey data is used, as applicable.

The surveys Mercer used in developing the composite market values that are reviewed by our compensation committee are published by Mercer and other compensation consulting firms. These surveys include pay data for executives at comparably-sized companies (ranging from approximately 50% to 200% of our revenues) in (i) non-durable goods manufacturing, and (ii) all manufacturing, and all such published survey sources are weighted equally in developing the composite market values. Mercer’s study covers all primary pay components (base salary, short-term cash incentives and long-term incentives) and “Target Total Direct Compensation,” which is defined as the sum of (i) base salary plus (ii) short-term cash incentives plus (iii) the value of long-term incentives. Target Total Direct Compensation is calculated using expected grant date values for long-term incentive awards and does not take into account actual current value or forfeitures.

We use the composite market values provided by Mercer as guidelines to develop targeted ranges of compensation. These ranges generally give us flexibility to develop compensation packages for our executive officers that are intended to be sufficiently competitive to permit us to attract and retain highly talented executives, while also taking into consideration challenging performance goals under our incentive compensation plans.

Using the composite market values as a guide, the compensation committee reviews and analyzes compensation for each executive officer and makes adjustments as it deems appropriate. The compensation committee’s decisions regarding each element of fiscal 2016 compensation for each executive officer, including our chief executive officer, were based upon an overall review and subjective assessment of the following relevant factors, without giving specific weight to any one factor: achievement of our company goals and the individual’s contribution to the achievement of those goals; job responsibility; level of individual performance; level of performance of the business unit for which such executive officer is responsible; compensation levels at peer group companies and comparably-sized companies in the broader market, as reflected in Mercer’s market pay analysis; the individual’s historical compensation levels; and the executive officer’s experience and expertise and sustained level of contribution to the Company. The compensation committee will also, from time to time, authorize compensation packages for our executive officers that fall outside of these ranges, based on the applicable recruiting environment, retention concerns, and other talent management considerations. As a result, while generally consistent with the ranges of compensation reflected in the composite market values for comparable positions, the compensation paid to each of our executive officers may differ as a result of our individualized assessment of these factors.

The last competitive pay and performance analysis and executive compensation review conducted by Mercer for the Company was delivered by Mercer to the compensation committee in August 2015 and was considered by the compensation committee with respect to is executive compensation decisions made for the then-upcoming fiscal 2016 compensation cycle. In light of the Company’s pending merger with a subsidiary of Revlon, Inc. (the “Revlon Merger”), Mercer did not conduct a similar retrospective pay-for-performance analysis with respect to the compensation paid by the Company to its executive officers in fiscal 2016.

Peer Group Information

In August 2015, Mercer conducted an overall review of our executive officer compensation that was used to assess the competitiveness of executive officer compensation paid for fiscal 2015 and to assist the compensation committee in determining base salaries, short-term cash incentive opportunities and long-term incentives for fiscal 2016. For purposes of this review, Mercer solicited input from management and the compensation committee and recommended, and the compensation committee approved, a peer group consisting of the following 13 publicly-traded companies in the fragrance, cosmetic, personal products, and/or luxury goods industries having median net sales of $2.57 billion. These peer group companies were selected based on several criteria, including industry, size, product offering and business model similarities, and companies with whom we compete for executive talent:

Church & Dwight Co., Inc.	Polo Ralph Lauren Corp.
Coty Inc.	Prestige Brands Holdings
Inter Parfums, Inc.	Revlon, Inc.
International Flavors & Fragrances, Inc.	Sally Beauty Holdings, Inc.
Nature’s Sunshine Products, Inc.	Sensient Technologies Corp.
Nu Skin Enterprises, Inc.	The Estee Lauder Companies, Inc.
Perry Ellis International, Inc.

Elements of Elizabeth Arden’s Executive Compensation Program

Our executive compensation program for fiscal 2016 consisted primarily of base salaries, short-term cash incentive opportunities and long-term incentive compensation (including certain special equity retention awards described further below). In general, short-term cash incentive opportunities are expressed as a percentage of base salary, while long-term incentive grants are determined at the discretion of the compensation committee guided, in part, by ranges of composite market values provided by Mercer. We generally place greater emphasis on performance-based incentives for executive officers with greater levels of responsibility to focus them on business performance and shareholder value creation. Cash bonuses and the value of long-term incentive compensation for our executive officers are primarily tied to our financial performance, underscoring our focus on maximizing shareholder value. We describe each element of our executive compensation program below.

Base Salaries

We believe that competitive base salaries are a necessary element of executive compensation to attract and retain highly qualified executive talent, and that such base salaries reflect the relative skills, experience, responsibilities and contributions to the Company of our named executive officers. Our practice has been to review and set base salaries in August of each year, taking into account our targeted competitive base salary range (as discussed below), company, business unit and individual performance for the prior fiscal year, and any significant increase or decrease in responsibilities. We also attempt to maintain a reasonable level of internal pay equity among those of our executive officers who have primarily responsibility for our operational and commercial execution.

Historically, our compensation committee has generally targeted base salaries for all of our named executive officers to be competitive with the median of the composite market values, consistent with our goal to recruit and retain highly qualified managerial talent. We frequently compete for such talent with larger companies, which are often located within high cost of living areas such as New York and Geneva. Accordingly, while the compensation committee is guided by the median of the composite values in setting named executive officer base salaries, the compensation committee exercises discretion to set such base salaries based upon an overall review and subjective assessment of several additional relevant factors, as noted above, without giving specific weight to any one factor, in order to retain the necessary flexibility to compete effectively for executive talent.

For fiscal 2016, based primarily on significant retention concerns stemming from the lack of executive bonus payouts in fiscal 2013 and fiscal 2014, the lack of salary increases for most executive officers in fiscal 2015, and below target payouts of recent performance-based long-term incentive awards, the compensation committee of the board of directors authorized certain compensation actions with respect to our named executive officers and certain other key senior officers (other than our chief executive officer) that were intended to help us retain key members of management considered to be vital to our continued turnaround efforts. Among these actions were increases in base salary effective September 1, 2015, for Messrs. Little, Lauzat and Pirard of approximately 33%, 11% and 8%, respectively, resulting in base salaries for these named executive officers that exceeded the median of the composite market values.

Short-Term Cash Incentives

General. Our Management Bonus Plan is a variable short-term incentive program, established under our Elizabeth Arden, Inc. 2010 Stock Award and Incentive Plan (the “2010 Plan”), that establishes target cash bonus opportunities expressed as a percentage of base salary that are payable upon the achievement of specified performance targets over specified performance periods, usually a fiscal year. Performance targets established under our Management Bonus Plan can be based on one or more operational or financial measures determined at the company or business unit level. The Management Bonus Plan is designed to motivate a large number of our employees to achieve company, business unit and/or individual goals and to reward them for achieving these goals. Approximately 16% of our employees globally, including our named executive officers, participate in our Management Bonus Plan.

Generally, our performance targets under the Management Bonus Plan for our executive officers are based on our board-approved budget and business plan for the upcoming fiscal year. All performance targets under the Management Bonus Plan are set at the beginning of the relevant performance period with the intent of being challenging, but achievable. Therefore, we set performance targets with the expectation that they will often, but not automatically, be achieved. The maximum short-term incentive bonus opportunity under the Management Bonus Plan for any eligible employee is $5,000,000.

Historically, the bonus opportunities for our executive officers under the Management Bonus Plan have been generally targeted at the median of the composite market values provided by Mercer in years in which we achieve targeted financial performance levels. Targets under the Management Bonus Plan applicable to our executive officers are usually designed, however, so that if our financial performance significantly exceeds our financial plan for the applicable fiscal year, actual payouts under the short-term cash incentive program could exceed our targeted range of composite market values for short-term cash incentive compensation. If minimum performance thresholds applicable to bonus opportunities under the Management Bonus Plan are not achieved, cash bonuses under the Management Bonus Plan are not paid.

Fiscal 2016 Management Bonus Plan. For fiscal 2016, target bonus opportunities for Messrs. Little and Lauzat were increased from 60% to 70% of base salary to ensure consistency among the target bonus opportunities for our key commercial executive officers and as part of the broader set of compensation actions taken by the compensation committee given the significant retention concerns described above. Ms. Wong’s target bonus opportunity was also 70% and was established in the course her employment negotiations. The target bonus opportunities of 100% and 60% for Messrs. Beattie and Pirard, respectively, remained unchanged from the prior fiscal year.

Bonus opportunities under our fiscal 2016 Management Bonus Plan for our executive officers were based upon our achievement of fiscal 2016 Adjusted EBITDA and certain cost savings targets that we refer to as “Transformation Cost Savings.” For purposes of our fiscal 2016 Management Bonus Plan and the fiscal 2016 performance-based cash and equity awards described below, Adjusted EBITDA was calculated as defined in footnote 16 of Part II, Item 6, Selected Financial Data, but excluding cost and expenses associated with the Company’s 2016 Business Transformation Program and pending Revlon Merger. The compensation committee determined that Adjusted EBITDA and Transformation Cost Savings were the performance metrics that could best directly measure our operating performance in light of our continued turnaround efforts, while still providing a clear line of sight to our executive officers to ensure direct accountability for performance.

Under the fiscal 2016 Management Bonus Plan, 50% of the target bonus opportunity for executive officers was based on the achievement of Adjusted EBITDA of $25 million, and the remaining 50% of the target bonus opportunity was based on the achievement of Transformation Cost Savings of $22 million. Portions of the target bonus applicable to each performance metric, ranging from 25% to 100%, could be earned for Adjusted EBITDA between $13 million and $25 million and Transformation Cost Savings of between $11 million and $22 million. Adjusted EBITDA of $50 million and above or Transformation Cost Savings of $37 million and above would result in maximum bonus payouts of up to 200% of the portion of the target bonus opportunity applicable to such performance metric. Award payouts for results between performance levels were to be calculated using interpolation.

For purposes of the fiscal 2016 Management Bonus Plan, our fiscal 2016 Adjusted EBITDA of approximately $25 million met the target threshold for bonus payout, and our fiscal 2016 Transformation Cost Savings of approximately $25 million, exceeded the target level for that metric. Based on these financial results, the compensation committee approved a payout of 100% of the portion of the fiscal 2016 Management Bonus Plan opportunity tied to Adjusted EBITDA, and 118.75% of the portion of the fiscal 2016 Management Bonus Plan opportunity tied to Transformation Cost Savings, for an overall payout of approximately 109% of each executive officer’s annual target bonus opportunity.

The chart below summarizes the total target bonus opportunity for each named executive officer and the actual bonus payout earned by each named executive officer under the fiscal 2016 Management Bonus Plan:

Named Executive Officer	Total Target MBP Bonus Opportunity for Fiscal 2016(1)	Actual MBP Bonus Payout for Fiscal 2016
E. Scott Beattie	$900,000	$981,000
Rod R. Little	$395,000	$430,550
JuE Wong	$415,110	$452,469
Eric Lauzat(2)	$367,671	$400,762
Pierre Pirard	$266,500	$290,485

(1)	For threshold and maximum amounts payable to our named executive officers under the fiscal 2016 Management Bonus Plan please refer to the Fiscal 2016 Grants of Plan-Based Awards Table on page 20.
(2)	Amounts were converted from Swiss francs to U.S. dollars using an exchange ratio of 1.021 U.S. dollars to the Swiss franc, which is the average of all interbank rate “ask” prices for the period from July 1, 2015 through June 30, 2016, as quoted on www.oanda.com, rounded to the nearest thousandth.

Long-Term Incentives

General. Our long-term incentive program for executive officers is designed principally to encourage retention and align the interests of management with those of our shareholders by rewarding executive officers for achieving our primary objective of creating shareholder value. With respect to long-term incentive awards, the compensation committee exercises discretion in making such awards, taking into consideration company, business unit and individual performance, composite market values for comparable positions, the level of responsibility of the named executive officer, other elements of compensation payable to such named executive officer, tenure with the Company and reasonable internal pay equity among executive officers. The compensation committee does not assign any specific weight to any one factor. The long-term incentive awards for our chief executive officer tend to represent over half of his overall compensation to place greater emphasis on long-term performance and shareholder value creation.

Our long-term incentive program includes a combination of the following types of awards: (i) performance-based restricted stock units (PBRSU) and performance-based cash awards, which are tied to the attainment of challenging company financial goals; (ii) service-based restricted stock units (SBRSU), which enhance retention and provide executives an equity stake in the Company; and (iii) stock options, which will only provide value to our executives if our stock price appreciates between the time of grant and the time of exercise. Each fiscal year, the compensation committee reviews the long-term incentive award mix for executive officers, taking into consideration key business priorities, peer group practices, potential shareholder dilution from equity plans, and other factors that may be relevant at the time. In determining the value of the overall compensation provided to our executive officers, our compensation committee assumes that performance targets applicable to long-term incentive awards have a reasonable probability of being achieved and that the grant date target value of such awards will be realized.

Award Mix. For fiscal 2016, the compensation committee maintained a targeted value mix of long-term incentive compensation for our executive officers, other than the chief executive officer, of 20% stock options, 45% service-based restricted stock, and 35% performance-based cash awards. The fiscal 2016 award mix for our chief executive replaced the performance-based cash component of the long-term incentive award mix with performance-based restricted stock units. This modification of our chief executive officer’s long-term incentive award mix was initially made in fiscal 2013 at his request based on his desire to better align his compensation incentives with the interests of shareholders, while maintaining performance metrics consistent with those applicable to our other executive officers.

Fiscal 2016 Stock Option Grants. In August 2015, the named executive officers were granted options to purchase shares of our common stock as noted in the Fiscal 2016 Grants of Plan-Based Awards Table on page 20. The stock options become exercisable in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2016, June 30, 2017, and June 30, 2018, as applicable, if, subject to certain exceptions, the executive officer is still employed by us at that time. The exercise price of the stock options was $9.63 per share, which was the closing price of our common stock on the date of grant. The stock options will expire ten years from the date of grant. Under the agreement and plan of merger dated June 16, 2016 (the “Merger Agreement”), entered into by the Company and Revlon, Inc. and certain of its affiliates with respect to the Revlon Merger, upon the closing of the Revlon Merger each option to purchase our common stock that is outstanding and unexercised (whether vested or unvested) immediately prior to the closing will be canceled and exchanged for the right to receive the excess, if any, of the merger consideration of $14.00 per share in cash over the exercise price per share of common stock subject to such option, less any required withholding taxes and without interest.

Fiscal 2016 Service-Based Restricted Stock Unit Grants. In August 2015, the named executive officers were granted SBRSU, as noted in the Fiscal 2016 Grants of Plan-Based Awards Table on page 20. The SBRSU vest over a three-year period in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2016, June 30, 2017, and June 30, 2018, as applicable, if, subject to certain exceptions, the executive officer is still employed by us at that time. SBRSU award recipients will receive one share of our common stock for each SBRSU that vests. Under the Merger Agreement, upon the closing of the Revlon Merger each SBRSU that is outstanding immediately prior to the closing will become fully vested and be converted into the right to receive the merger consideration of $14.00 per share in cash, less any required withholding taxes and without interest.

Fiscal 2016 Performance-Based Cash Awards. In August 2015, the named executive officers, other than our chief executive officer, were awarded performance-based cash awards as further described in footnote 8 of the Fiscal 2016 Grants of Plan-Based Awards Table on page 20. These performance-based cash awards could vest in amounts ranging from 25% to 200% of the award’s nominal value if the Company achieved certain specified Adjusted EBITDA, Transformation Cost Savings and net sales growth targets for fiscal 2016. More specifically, 34% of the performance-based cash award would vest if the Company achieved Adjusted EBITDA of $25 million, 33% would vest if the Company achieved Transformation Cost Savings of $22 million, and the other 33% would vest if the Company achieved net sales growth of 3.0%. Portions of the performance-based cash award applicable to each performance metric, ranging from 25% to 100%, could be earned for Adjusted EBITDA between $13 million and $25 million, Transformation Cost Savings between $11 million and $22 million, and net sales growth between 1.5% and 3.0%. Adjusted EBITDA of $50 million and above, Transformation Cost Savings of $37 million and above, or net sales growth of 5.0% or more would result in maximum payouts of 200% of the portion of the performance-based cash award applicable to such performance metric. Award payouts for results between performance levels were to be calculated using interpolation. The compensation committee chose the same performance measures as were used in the design of the fiscal 2016 Management Bonus Plan, plus net sales growth, to maintain focus on improving our profitability and returning the Company to revenue growth.

To the extent vested based on fiscal 2016 financial performance these awards would be payable in three equal annual installments two business days after the public announcement of our financial results for the fiscal years ending June 30, 2016, June 30, 2017, and June 30, 2018, as applicable, if, subject to certain exceptions, the executive officer is still employed by us at that time. The compensation committee established a one-year performance period for the fiscal 2016 grant of performance-based cash awards in light of the uncertainty created by the Company’s performance improvement efforts and continued uncertainty in the global economic and retail environment. As noted, however, the performance-based cash awards were structured with a three-year payout to provide additional retention value. Although the threshold level of fiscal 2016 net sales growth applicable to the performance-based cash awards was not achieved, based on our fiscal 2016 Adjusted EBITDA of approximately $25 million and Transformation Cost Savings of approximately $25 million, the compensation committee approved the payment, over the three-year payment period, to each executive officer of an amount equal to 73% of the nominal grant value of the performance-based cash award granted to them in fiscal 2016. Under the Merger Agreement, upon the closing of the Revlon Merger all performance-based cash awards granted prior to fiscal 2017 will become fully vested and payable.

Fiscal 2016 Performance-Based Restricted Stock Units. As noted above under “Award Mix,” in August 2015 and December 2015 the compensation committee granted our chief executive officer PBRSU as further described in footnote 13 of the Fiscal 2016 Grants of Plan-Based Awards Table on page 20. The PBRSU granted on December 2, 2015, represent the portion of Mr. Beattie’s typical annual long-term incentive award for fiscal 2016 for which there were not sufficient shares remaining available under the 2010 Plan at the time of grant in August 2015. Accordingly, these PBRSU were granted by the compensation committee subject to shareholder approval of an increase of the number of shares of common stock available for grant under the 2010 Plan, which occurred on December 2, 2015. The PBRSU awarded to our chief executive officer in August 2015 and December 2015 were subject to the same performance-based criteria and payout schedule as the performance-based cash awards awarded to our other named executive officers, as described above, and could similarly vest in amounts ranging from 25% to 200% of the nominal amount of PBRSU awarded depending upon our achievement of the applicable fiscal 2016 Adjusted EBITDA, Transformation Cost Savings and net sales growth targets. Based on our fiscal 2016 Adjusted EBITDA of approximately $25 million and our Transformation Cost Savings of approximately $25 million, Mr. Beattie became eligible to receive 75,628 of the PBRSU awarded to him in fiscal 2016, in three equal installments two business days after the public announcement of our financial results for the fiscal years ending June 30, 2016, June 30, 2017 and June 30, 2018. The remaining balance of the PBRSU granted to Mr. Beattie in fiscal 2016 has been forfeited. Under the Merger Agreement, upon the closing of the Revlon Merger each unvested PBRSU held by Mr. Beattie that is outstanding immediately prior to the closing will become fully vested and be converted into the right to receive the merger consideration of $14.00 per share in cash, less any required withholding taxes and without interest.

Special Retention Awards. In light of the compensation committee’s determination that executive management continuity was vital to our efforts to improve our business and financial performance, significant retention concerns stemming from our history of zero bonus payouts in fiscal 2013 and 2014 for executive officers, the lack of salary increases for most of our executive officers in fiscal 2015, below target payouts of recent performance-based long-term incentive awards and the significant decline in the retention value of equity awards previously made to our executive officers, the compensation committee made retention equity awards to certain of our executive officers, other than Mr. Beattie, in August 2015. These awards consisted of options to purchase 87,000 shares of common stock and 20,800 SBRSUs for each of Messrs. Little and Lauzat, and an award of options to purchase 60,900 shares of common stock and 14,500 SBRSUs for Mr. Pirard. The stock options have an exercise price of $9.63 per share, the closing price of our common stock on August 10, 2015, the date of grant, and will expire in 10 years. The stock options and SBRSUs will vest in full two business days after the public announcement of our financial results for the fiscal year ending June 30, 2018, if, subject to certain exceptions, the named executive officer is still employed by us at that time. Under the Merger Agreement, upon the closing of the Revlon Merger (a) each option to purchase our common stock that is outstanding and unexercised (whether vested or unvested) immediately prior to the closing will be canceled and exchanged for the right to receive a cash payment equal to the excess of the merger consideration of $14.00 per share over the exercise price per share of common stock subject to such option, and (b) each unvested SBRSU that is outstanding immediately prior to the closing will become fully vested and be converted into the right to receive an amount in cash equal to the merger consideration of $14.00 per share, in each case less any required withholding taxes and without interest.

Non-Competition and Non-Solicitation Restrictions. Equity awards made in August 2015 to named executive officers include a 12-month non-competition restriction on any executive officer whose employment terminates prior to July 1, 2018, as well as an ongoing 12-month non-solicitation restriction. For further information on these restrictions, please refer to the forms of these award agreements that have been filed by the Company as exhibits to its Form 10-Q for the quarter ended September 30, 2015.

Service-Based Cash Awards. Upon joining us as our new Chief Financial Officer in April 2014, Mr. Little received a one-time service-based cash award in the aggregate amount of $500,000, which, subject to Mr. Little’s continued employment with us, was to vest in three equal installments on April 1, 2015, April 1, 2016, and April 1, 2017. This award was made in recognition of Mr. Little’s forfeiture of substantial incentive awards from his previous employer when he joined us. For additional information, see footnote 6 to the Fiscal 2016 Summary Compensation Table, below, and our Current Report on Form 8-K filed January 30, 2014. The terms of Ms. Wong’s employment with us included a similar service-based cash award in the aggregate amount of $360,000, which, subject to Ms. Wong’s continued employment with us, vests in 36 equal monthly installments. Under the Merger Agreement, upon the closing of the Revlon Merger these service-based cash awards will become fully vested and payable.

Timing of Long-Term Stock Incentive Awards. The board of directors and the compensation committee meet to review our annual financial results and make long-term stock incentive awards each August, prior to the public announcement of our financial results for the recently completed fiscal year. The compensation committee’s practice is to make the grant of such awards effective two business days after the date such annual financial results are publicly announced to allow time for the market to react to the announced results.

Benefits and Perquisites

While benefits and perquisites are not a significant element of our compensation structure, we believe that we need to provide a certain level of benefits and perquisites to remain competitive and attract and retain executive talent. Our named executive officers are eligible to participate in our broad-based benefit programs generally available to all of our full-time employees, including health, disability and life insurance programs, qualified 401(k) or similar pension plans. In addition, certain of our named executive officers receive certain perquisites, including car allowances, tax preparation and financial planning services, participation in an executive disability insurance program, relocation expenses, and business club memberships. See footnote 5 to the Fiscal 2016 Summary Compensation Table on page 18. From time to time, we also may incur expenses in connection with guests or family accompanying named executive officers on business travel. During the beginning of fiscal 2016, we also had a fractional ownership interest in an aircraft, which allowed the Company the use of a private airplane for business travel, and we have allowed family members and guests to accompany our executives during business travel using the aircraft, space permitting. The aggregate incremental cost to us of business guests and family accompanying executives during business travel when using our fractional aircraft interest is de minimis. We sold our fractional ownership interest in the aircraft during the second quarter of fiscal 2016.

For more detail regarding other annual compensation, including perquisites, provided to our named executive officers during fiscal 2016, please see footnote 5 to the Fiscal 2016 Summary Compensation Table on page 18.

Policy Regarding Recovery of Performance-Based Compensation

Since fiscal 2009 we have had a policy regarding the recovery of performance-based compensation and other incentive-based compensation from executive officers under certain circumstances (a “claw-back policy”). The “claw-back” policy is part of our Corporate Governance Guidelines and Principles and provides that in the event there is a material restatement of our financial results filed with the SEC due to fraud or intentional misconduct, the compensation committee will review the performance-based compensation and other incentive-based compensation received by any executive officers who are found to be personally responsible for the fraud or intentional misconduct that caused the need for the restatement. To the extent permitted by applicable law, the compensation committee will seek, through the exercise of their business judgment, the recovery of any such compensation that the compensation committee determines is in excess of the performance-based compensation and other incentive-based compensation that would have been received by such officers based on the restated financial results.

The full text of our Corporate Governance Guidelines and Principles, including the “claw-back” policy, is published on our website at www.elizabetharden.com, under the section “Corporate – Investor Relations – Corporate Governance – Guidelines & Principles.”

Stock Ownership and Retention Guidelines

The stock ownership guideline for our chief executive officer is 175,000 shares of common stock. The stock ownership guideline for executive officers other than our chief executive officer is the lesser of (i) common stock having an aggregate market value of $900,000, or (ii) 15,000 shares of common stock. In addition, until an executive officer has satisfied the applicable guideline, the executive officer must retain 100% of the shares of common stock received by the executive officer from vests of restricted stock units granted to such officer during the first five years that he or she is subject to the guidelines, and 50% of such shares thereafter. An executive officer becomes subject to the stock ownership guidelines once the executive receives his or her first equity grant after becoming an executive officer. The compensation committee has discretion to grant waivers or exemptions from compliance with the guidelines as it deems appropriate.

Shares of our common stock that are owned by an executive officer, and all shares of our common stock owned by such executive officer’s spouse or dependent children, count towards satisfying the stock ownership guidelines. Unvested restricted stock units and shares underlying unexercised stock options held by an executive officer and shares that are held in margin accounts do not count towards satisfying the stock ownership guidelines. The stock ownership and retention guidelines may be reviewed from time to time to ensure market competitiveness and to reflect appropriate market conditions.

Anti-Hedging Policy

Our executive officers and directors are prohibited from engaging in any transaction to hedge their economic exposure to our common stock, such as (i) short sales of our common stock, (ii) buying or selling puts or calls or other derivative securities on our common stock, and (iii) entering into hedging or monetizing transactions or similar arrangements with respect to our common stock.

Restrictions on Pledging by Executive Officers and Directors

We have adopted a policy restricting the pledging of our common stock by our executive officers and directors. Specifically, the compensation committee has adopted the following restrictions on the pledging of shares of our common stock (including the holding of common stock in margin accounts) by our executive officers and directors:

•	The pledging of our common stock is prohibited.

•	Shares held in margin accounts shall not count towards satisfying applicable stock ownership guidelines.

•	No more than 40% of an individual’s common stock holdings may be held in margin accounts.

•	Executive officers and directors will be asked to confirm their compliance with the above restrictions on an annual basis.

In establishing this policy, the compensation committee considered various factors, including the particular circumstances of our various executive officers and directors, and strived to develop a policy that appropriately balanced competing concerns. On the one hand, the compensation committee recognized that policies prohibiting the holding of company stock in margin accounts by insiders are considered by proxy advisors and some institutional investors as a good corporate governance practice. On the other hand, the compensation committee recognized that prohibiting responsible holding of company stock in margin accounts by executive officers and directors could have the unintended consequence of causing such officers and directors to reduce their ownership stakes in the Company, thereby reducing the alignment of their interests with shareholders’ interests. Further, in our specific situation, our chief executive officer and certain of our board members were among the earliest investors in the Company and have accumulated significant ownership positions over the course of approximately 24 years. Creating a policy that may cause such individuals to sell their shares in the Company could have negative tax and estate planning consequences, which seemed to the compensation committee to be inappropriate and unwarranted. Based on these considerations, the compensation committee determined that the restrictions on pledging and margin accounts outlined above are appropriate for the Company.

Although the compensation committee set an initial compliance date for this policy, it has since determined that it is in the best interest of shareholders to manage the compliance deadline for this policy on a case by case basis as reasonably necessary to permit executive officers and directors to unwind any margin positions held in a manner that does not result in negative tax and estate planning consequences or generate adverse market perceptions that could arise if our directors and officers were seen as selling shares of common stock during our turnaround efforts.

Effect of Tax and Accounting Treatment on Executive Compensation Decisions

As part of the process of determining the appropriate structure of our executive compensation program and the awards to be made under such program, the compensation committee evaluates and considers the accounting and tax treatment, the aggregate economic costs, the cash flow implications and the expected impact on our financial results of such program and awards. While the compensation committee takes into consideration the tax deductibility of elements of our executive compensation, we do not require that all compensation be awarded in a manner that is tax-deductible to us in order to preserve appropriate flexibility in our ability to compensate our executive officers.

Advisory Vote on Named Executive Officer Compensation

In 2011, our shareholders approved, and we then implemented, annual advisory votes on named executive compensation. At our 2015 annual meeting of shareholders, 59.5% of the votes cast on the advisory vote on our named executive officer compensation were cast in favor of our executive compensation policies and procedures as disclosed in our 2015 proxy statement. By the time of the shareholder vote in December 2015, all significant elements of the Company’s executive compensation program for fiscal 2016 had been determined. The Company had planned to engage its largest shareholders in a discussion regarding various aspects of the design of its fiscal 2017 executive compensation program, however, in light of the pending Revlon Merger and the restrictions on executive compensation actions set forth in the Merger Agreement, the compensation committee has not implemented any changes to our executive compensation program for fiscal 2017, other than to grant all long-term incentive compensation awards in the form of 65% service-based cash and 35% performance-based cash rather than equity.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2016, five persons, A. Salman Amin, William Tatham, Edward D. Shirley, M. Steven Langman, and Franz-Ferdinand Buerstedde, served as members of the compensation committee at some point during the fiscal year. Each member of the compensation committee was determined by the Board to be independent, as defined by applicable NASDAQ rules, and none of them is or has been a current or former officer or employee of the Company. Except as set forth in Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence, under the caption “Rhône Transaction,” none of the members of the compensation committee has any disclosable related person transaction in which the Company was a participant during the last fiscal year. In addition, no executive officer of the Company serves on the compensation committee or board of directors of a company for which any of our directors serves as an executive officer.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on this review and discussion with management, the compensation committee recommended to the board of directors that such Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Edward D Shirley (Chairperson) M. Steven Langman Franz-Ferdinand Buerstedde

EXECUTIVE COMPENSATION TABLES

Fiscal 2016 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
E. Scott Beattie	2016	900,000	—		2,328,792	569,940	981,000	126,209	4,905,941
Chairman, President and	2015	900,000	—		2,280,046	570,078	371,250	93,917	4,215,291
Chief Executive Officer	2014	900,000	—		2,278,500	569,944	—	85,471	3,833,915

Rod R. Little(6)	2016	575,000	166,667		560,466	460,230	634,950	42,023	2,439,336
Executive Vice President	2015	437,500	262,761	(1)	224,380	99,981	183,594	89,404	1,297,620
and Chief Financial Officer	2014	93,750	100,000		—	—	—	339,024	532,774

JuE Wong(7)	2016	595,833	110,000		405,423	180,090	682,419	33,673	2,007,438
President, Elizabeth Arden	2015	—	—		—	—	—	—	—
Brand	2014	—	—		—	—	—	—	—

Eric Lauzat(8)	2016	536,905	—		560,466	460,230	605,162	—	2,162,763
President, International	2015	483,209	107,674	(1)	269,256	119,853	209,148	—	1,189,140
	2014	—	—		—	—	—	—	—

Pierre Pirard	2016	444,167	—		364,977	310,155	418,235	37,401	1,574,935
Executive Vice President,	2015	415,000	93,375	(1)	224,380	99,981	180,875	36,094	1,049,705
Global Supply Chain and	2014	412,500	—		1,225,000	99,964	—	36,113	1,773,577
Technical Services

(1)	For fiscal 2015, includes a special cash award made to the named executive officers in addition to payments made under the fiscal 2015 Management Bonus Plan.
(2)	Reflects the aggregate grant date fair value of restricted stock unit awards granted in fiscal 2016, fiscal 2015 and fiscal 2014, computed in accordance with Accounting Standards Codification Topic 718 (“ASC 718”). These amounts do not necessarily correspond to the actual value that may be realized by the named executive officers. For additional information on the valuation assumptions regarding the fiscal 2016 grants, see Note 16 to the Notes to Consolidated Financial Statements in the Form 10-K. For information on the valuation assumptions with respect to grants made prior to fiscal 2016, refer to the note on Stock Plans in the consolidated financial statements in our Annual Report on Form 10-K for the applicable fiscal year end. See the Fiscal 2016 Grants of Plan-Based Awards Table on page 20 for additional information on awards made during fiscal 2016.
(3)	Reflects the aggregate grant date fair value of stock options granted in fiscal 2016, fiscal 2015 and fiscal 2014, computed in accordance with ASC 718. These amounts do not necessarily correspond to the actual value that may be recognized by the named executive officers. For additional information on the valuation assumptions regarding the fiscal 2016 grants, see Note 16 to the Notes to Consolidated Financial Statements the Form 10-K. For information on the valuation assumptions with respect to grants made prior to fiscal 2016, refer to the note on Stock Plans in the consolidated financial statements in our Annual Report on Form 10-K for the applicable fiscal year end. See the Fiscal 2016 Grants of Plan-Based Awards Table on page 20 for additional information on awards made during fiscal 2016.
(4)	Reflects amounts earned by the named executive officers in the applicable fiscal year under our Management Bonus Plan and pursuant to performance-based cash awards made in fiscal 2016, 2015 and 2014, respectively. These amounts earned were subject to our achievement of specified performance targets. If the applicable performance targets are met for the applicable period, the performance-based cash awards are payable in three equal annual installments two business days after the public announcement of our financial results for each of the three fiscal years ending after the date of grant of each award, if the named executive officer is still employed by us at that time (subject to certain exceptions). For more information regarding our fiscal 2016 Management Bonus Plan, please refer to the discussion in the Compensation Discussion and Analysis under “Elements of Elizabeth Arden’s Executive Compensation Program – Short-Term Cash Incentives – Fiscal 2016 Management Bonus Plan” on page 12 and the Fiscal 2016 Grants of Plan-Based Awards Table on page 20. For more information regarding the performance-based cash awards made in fiscal 2016, please refer to the discussion in the Compensation Discussion and Analysis under “Elements of Elizabeth Arden’s Executive Compensation Program – Long-Term Incentives – Fiscal 2016 Performance-Based Cash Awards” on page 14 and the Fiscal 2016 Grants of Plan-Based Awards table. Mr. Beattie’s fiscal 2015 Management Bonus Plan award includes a 10% equity risk premium, as he received his Management Bonus Plan payout in shares of common stock rather than cash.

(5)	The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2016 and quantifies those required by SEC rules to be quantified, and (ii) all other compensation that is required by SEC rules to be separately identified and quantified:

Name	Fiscal Year	Perquisites and Other Personal Benefits ($) (a)		Executive Disability Insurance Premiums ($) (b)	Life & AD&D Insurance Premiums ($) (c)	Company Contributions to 401(k) Plan ($) (d)	Total ($)
E. Scott Beattie	2016	98,981	(e)	15,548	1,080	10,600	126,209
Rod R. Little	2016	24,798		2,687	1,080	13,458	42,023
JuE Wong	2016	13,143		—	—	20,530	33,673
Eric Lauzat(f)	2016	—		—	—	—	—
Pierre Pirard	2016	22,921		2,100	1,080	11,300	37,401

(a)	Includes car allowance, and personal tax preparation and financial planning services paid or reimbursed by us. Except as noted below, no individual perquisite or personal benefit for any named executive officer exceeded $25,000.
(b)	Reflects executive disability insurance premiums paid or reimbursed by us.
(c)	Reflects term life and accidental death and dismemberment insurance premiums paid or reimbursed by us.
(d)	Reflects matching contributions made by us under our 401(k) plan.
(e)	Includes (i) $53,874 in tax preparation and audit defense and financial planning fees, (ii) the cost of business guests and family accompanying Mr. Beattie during business travel, (iii) certain temporary relocation expenses, (iv) dues paid by us for business club memberships for Mr. Beattie, and (v) the cost of an executive medical physical.
(f)	Does not include approximately $42,357 of pension contributions made by us for Mr. Lauzat as required by Swiss law.

(6)	Mr. Little joined the Company on April 1, 2014. Pursuant to the terms of his employment, Mr. Little was guaranteed a bonus of $100,000 for fiscal 2014. In recognition of substantial incentive awards from his prior employer that were forfeited by Mr. Little when he joined the Company in April 2014, the terms of Mr. Little’s employment with us also included a one-time service-based cash award in the aggregate amount of $500,000, which, subject to Mr. Little’s continued employment with us, vests in three equal installments on April 1, 2015, April 1, 2016 and April 1, 2017. The amounts shown in the “Bonus” column for Mr. Little for each of fiscal 2015 and fiscal 2016 reflect the portion of this award that was paid on each of April 1, 2015 and April 1, 2016.
(7)	Ms. Wong joined the Company on August 3, 2015. The terms of Ms. Wong’s employment with us included a service-based cash award in the aggregate amount of $360,000, which, subject to Ms. Wong’s continued employment with us, vests in 36 equal monthly installments. The amount shown in the fiscal 2016 “Bonus” column for Ms. Wong reflects the portion of this award that was paid in fiscal 2016.
(8)	Mr. Lauzat’s base salary for fiscal 2016 was CHF 404,533 paid on a net basis. The amount shown above reflects our estimate of Mr. Lauzat’s gross salary, based on estimated employment taxes due in Switzerland which vary depending upon the number of days that Mr. Lauzat is physically present in Geneva during a given period and certain other factors. Because Mr. Lauzat’s base salary and perquisites are paid in Swiss francs, his overall compensation expressed in U.S. dollars is affected by the strength or weakness of the U.S. dollar against the Swiss franc. Fiscal 2016 amounts were converted to U.S. dollars using an exchange ratio of 1.021 U.S. dollars to the Swiss franc, which is the average of all interbank rate “ask” prices for the period from July 1, 2015 through June 30, 2016, as quoted on www.oanda.com, rounded to the nearest thousandth. Mr. Lauzat was not a named executive officer in fiscal 2014.

Fiscal 2016 Grants of Plan-Based Awards Table

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards					Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($ / SH)	Grant Date Fair Value of Stock and Option Awards(7) ($)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
E. Scott Beattie	8/3/15	8/3/15	225,000	900,000	(1)	1,800,000
	8/10/15	8/3/15						12,302	49,209	98,418						473,883
	12/2/15	8/3/15						13,597	54,391	108,782						572,193
	8/10/15	8/3/15									133,200	(3)				1,282,716
	8/10/15	8/3/15											165,200	(5)	9.63	569,940
Rod R. Little	8/3/15	8/3/15	98,750	395,000	(1)	790,000
	8/10/15	8/3/15	70,000	280,000	(8)	560,000
	8/10/15	8/3/15									37,400	(3)				360,162
	8/10/15	8/3/15									20,800	(4)				200,304
	8/10/15	8/3/15											46,400	(5)	9.63	160,080
	8/10/15	8/3/15											87,000	(6)	9.63	300,150
JuE Wong	8/3/15	8/3/15	103,777	415,110	(1)	830,219
	8/10/15	8/3/15	78,750	315,000	(8)	630,000
	8/10/15	8/3/15									42,100	(3)				405,423
	8/10/15	8/3/15											52,200	(5)	9.63	180,090
Eric Lauzat	8/3/15	8/3/15	91,918	367,671	(1)	735,343	(9)
	8/10/15	8/3/15	70,000	280,000	(8)	560,000
	8/10/15	8/3/15									37,400	(3)				360,162
	8/10/15	8/3/15									20,800	(4)				200,304
	8/10/15	8/3/15											46,400	(5)	9.63	160,080
	8/10/15	8/3/15											87,000	(6)	9.63	300,150
Pierre Pirard	8/3/15	8/3/15	66,625	266,500	(1)	533,000
	8/10/15	8/3/15	43,750	175,000	(8)	350,000
	8/10/15	8/3/15									23,400	(3)				225,342
	8/10/15	8/3/15									14,500	(4)				139,635
	8/10/15	8/3/15											29,000	(5)	9.63	100,050
	8/10/15	8/3/15											60,900	(6)	9.63	210,105

(1)	Reflects the potential value of the cash payout for each named executive officer under our Management Bonus Plan for fiscal 2016 if annual threshold, target or maximum performance goals for both performance metrics (Adjusted EBITDA and Transformation Cost Savings) were satisfied in fiscal 2016. The target Adjusted EBITDA performance target for fiscal 2016 was achieved, and the target Transformation Cost Savings performance target was slightly exceeded, as discussed earlier. Accordingly, the compensation committee approved payouts under the Management Bonus Plan for fiscal 2016 in an amount equal to 109% of each named executive officer’s annual bonus target amount. For more information regarding our Management Bonus Plan, please refer to the discussion in the Compensation Discussion and Analysis under “Elements of Elizabeth Arden’s Executive Compensation Program – Short-Term Cash Incentives – Fiscal 2016 Management Bonus Plan” on page 12.
(2)	Reflects the number of PBRSU granted to our chief executive officer on August 10, 2015 and December 2, 2015, under our 2010 Plan if the applicable threshold, target or maximum performance goals for all three performance metrics (Adjusted EBITDA, Transformation Cost Savings and net sales growth) were satisfied in fiscal 2016. The PBRSU granted on December 2, 2015, represent the portion of Mr. Beattie’s typical annual long-term incentive award for fiscal 2016 for which there were not sufficient shares remaining available under the 2010 Plan at the time of grant in August 2015. Accordingly, these PBRSU were granted by the compensation committee subject to shareholder approval of an increase of the number of shares of common stock available for grant under the 2010 Plan, which occurred on December 2, 2015. Of these PBRSU, an aggregate of 75,628 (or 73% of the original award) were earned based on our fiscal 2016 Adjusted EBITDA and Transformation Cost Savings and will vest in three installments two business days after the public announcement of our financial results for the fiscal years ending June 30, 2016, June, 30, 2017 and June 30, 2018, as applicable, if our chief executive officer is still employed by us at that time, subject to certain exceptions. Accordingly, a total of 25,209 PBRSU vested in August 2016. For more information regarding this PBRSU award, please refer to the discussion in the Compensation Discussion and Analysis under “Elements of Elizabeth Arden’s Executive Compensation Program – Long-Term Incentives – Fiscal 2016 Performance-Based Restricted Stock Units” on page 14.
(3)	Reflects the number of SBRSU granted on August 10, 2015, under our 2010 Plan to the named executive officers. These SBRSU vest in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2016, June 30, 2017, and June 30, 2018, as applicable, if, subject to certain exceptions, the named executive officer is still employed by us at that time. One-third of this grant of SBRSU vested in August 2016.

(4)	Reflects special SBRSU retention awards granted on August 10, 2015, under our 2010 Plan to the named executive officers. These SBRSU vest in full two business days after the public announcement of our financial results for the fiscal years ending June 30, 2018, if, subject to certain exceptions, the named executive officer is still employed by us at that time.
(5)	Reflects the number of stock options granted on August 10, 2015, under our 2010 Plan to our named executive officers. These stock options vest over a three-year period in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2016, June 30, 2017, and June 30, 2018, as applicable, if, subject to certain exceptions, the named executive officer is still employed by us at that time. These stock options will expire ten years from the date of grant. One-third of this grant of stock options vested in August 2016.
(6)	Reflects special stock option retention awards granted on August 10, 2015, under our 2010 Plan to the named executive officers. These stock options vest in full two business days after the public announcement of our financial results for the fiscal years ending June 30, 2018, if, subject to certain exceptions, the named executive officer is still employed by us at that time.
(7)	Reflects the full grant date fair value under ASC 718 of the PBRSU, SBRSU or stock options granted in fiscal 2016 to the named executive officers. Generally, the full grant date fair value is the amount that we would expense in our consolidated financial statements over the award’s vesting schedule. For PBRSU awards granted on August 10, 2015 and December 2, 2015, fair value is calculated using the closing price of our common stock on each grant date of $9.63 per share and $10.52 per share, respectively, multiplied by 49,209 and 54,391, respectively, the number of PBRSU awarded on each date assuming target goals were achieved for all three performance metrics (Adjusted EBITDA, Transformation Cost Savings and net sales growth). For SBRSU awards granted on August 10, 2015, fair value is calculated using the closing price of our common stock on the grant date of $9.63 per share multiplied by the number of SBRSU awarded. For stock options, fair value is calculated using the Black-Scholes model value on the grant date of $3.45 per share multiplied by the number of stock options awarded. These amounts do not correspond to the actual value that may be recognized by the named executive officers. For additional information on the valuation assumptions regarding these fiscal 2016 grants, see Note 16 to the to the Notes to Consolidated Financial Statements in the Form 10-K.
(8)	Reflects the potential value of the outstanding performance-based cash awards granted to each named executive officer on August 10, 2015, if the applicable threshold, target or maximum performance goals for all three performance metrics (Adjusted EBITDA, Transformation Cost Savings and net sales growth) were satisfied in fiscal 2016. These performance-based cash awards vested at 73% of the target award level based on our fiscal 2016 Adjusted EBITDA and Transformation Cost Savings, and will be paid in three installments two business days after the public announcement of our financial results for the fiscal years ending June 30, 2016, June 30, 2017 and June 30, 2018, as applicable. The first installment of this performance-based cash award was paid in August 2016. For more information regarding our performance-based cash awards, please refer to the discussion in the Compensation Discussion and Analysis under “Elements of Elizabeth Arden’s Executive Compensation Program – Long-Term Incentives – Fiscal 2016 Performance-Based Cash Awards” on page 14.
(9)	Amounts were converted to from Swiss francs to U.S. dollars using an exchange ratio of 1.021 U.S. dollars to the Swiss franc, which is the average of all interbank rate “ask” prices for the period from July 1, 2015 through June 30, 2016, as quoted on www.oanda.com, rounded to the nearest thousandth.

Outstanding Equity Awards at 2016 Fiscal Year-End

	Option Awards						Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (1) (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
E. Scott Beattie	8/21/2006	67,300	—		15.00	8/21/2016	8/12/2013	12,200	(7)	167,872
	8/20/2007	88,000	—		23.59	8/20/2017	8/21/2014				19,267	(12)	265,114
	8/18/2008	111,100	—		18.88	8/18/2018	8/21/2014	49,534	(8)	681,588
	8/17/2009	96,500	—		9.33	8/17/2019	8/10/2015	133,200	(10)	1,832,832
	8/16/2010	55,400	—		16.15	8/16/2020	8/10/2015				49,209	(13)	677,116
	8/15/2011	27,500	—		31.78	8/15/2021	12/2/2015				54,391	(13)	748,420
	8/13/2012	24,500	—		45.95	8/13/2022
	8/12/2013	25,466	12,734	(3)	35.00	8/12/2023
	8/21/2014	30,600	61,200	(4)	17.26	8/21/2024
	8/10/2015	—	165,200	(5)	9.63	8/10/2025
Rod R. Little	8/21/2014	5,366	10,734	(4)	17.26	8/21/2024	8/21/2014	8,667	(8)	119,258
	8/10/2015	—	46,400	(5)	9.63	8/10/2025	8/10/2015	37,400	(10)	514,624
	8/10/2015	—	87,000	(6)	9.63	8/10/2025	8/10/2015	20,800	(11)	286,208
JuE Wong	8/10/2015	—	52,200	(5)	9.63	8/10/2025	8/10/2015	42,100	(10)	579,296
Pierre Pirard	8/18/2008	13,900	—		18.88	8/18/2018	8/12/2013	2,134	(7)	29,364
	8/16/2010	11,100	—		16.15	8/16/2020	8/12/2013	28,600	(9)	393,536
	8/15/2011	6,200	—		31.78	8/15/2021	8/21/2014	8,667	(8)	119,258
	8/13/2012	4,900	—		45.95	8/13/2022	8/10/2015	23,400	(10)	321,984
	8/12/2013	4,466	2,234	(3)	35.00	8/12/2023	8/10/2015	14,500	(11)	199,520
	8/21/2014	5,366	10,734	(4)	17.26	8/21/2024
	8/10/2015	—	29,000	(5)	9.63	8/10/2025
	8/10/2015		60,900	(6)	9.63	8/10/2025
Eric Lauzat	8/21/2014	6,433	12,867	(4)	17.26	8/21/2024	8/21/2014	10,400	(8)	143,104
	8/10/2015	—	46,400	(5)	9.63	8/10/2025	8/10/2015	37,400	(10)	514,624
	8/10/2015	—	87,000	(6)	9.63	8/10/2025	8/10/2015	20,800	(11)	286,208

(1)	This column reflects the number of SBRSU granted to the respective named executive officer that had not yet vested as of June 30, 2016.
(2)	Determined based on the closing market price of our common stock on June 30, 2016, the last trading day in fiscal 2016, of $13.76 per share.
(3)	Stock options granted on August 12, 2013, that vest over a three-year period in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2014, June 30, 2015, and June 30, 2016, as applicable, if the named executive officer is still employed by us at that time (subject to certain exceptions). The amount shown reflects the remaining one-third of the original stock option grant, which vested for each named executive officer in August 2016.
(4)	Stock options granted on August 21, 2014, that vest over a three-year period in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2015, June 30, 2016, and June 30, 2017, as applicable, if the named executive officer is still employed by us at that time (subject to certain exceptions). The amount shown reflects two-thirds of the original stock option grant. An additional one-third of the original amount of this grant of stock options vested for each named executive officer in August 2016.
(5)	Stock options granted on August 10, 2015, that vest over a three-year period in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2016, June 30, 2017, and June 30, 2018, as applicable, if the named executive officer is still employed by us at that time (subject to certain exceptions). The amount shown reflects the initial grant amount of the stock option award granted on such date. One-third of this grant of stock options vested for each named executive officer in August 2016.
(6)	Special retention award of stock options granted on August 10, 2015, that vests in full two business days after the public announcement of our financial results for the fiscal year ending June 30, 2018, if the named executive officer is still employed by us at that time (subject to certain exceptions).
(7)	SBRSU award granted on August 12, 2013, that vests in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2014, June 30, 2015, and June 30, 2016, as applicable, if the named executive officer is still employed by us at that time (subject to certain exceptions). The amount shown reflects the remaining third of the original amount of the SBRSU award, which vested for each named executive officer in August 2016.

(8)	SBRSU award granted on August 21, 2014, that vests in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2015, June 30, 2016, and June 30, 2017, as applicable, if the named executive officer is still employed by us at that time (subject to certain exceptions). The amount shown reflects the remaining two-thirds of the original amount of the SBRSU award. An additional one-third of the original amount of this SBRSU award vested for each named executive officer in August 2016.
(9)	Special retention award of SBRSU granted on August 12, 2013, that vests in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2016, June 30, 2017, and June 30, 2018, as applicable, if the named executive officer is still employed by us at that time (subject to certain exceptions). The amount shown reflects the initial grant amount of the SBRSU award granted on such date. One-third of this grant of stock options vested for the named executive officer in August 2016.
(10)	SBRSU award granted on August 10, 2015, that vests in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2016, June 30, 2017, and June 30, 2018, as applicable, if the named executive officer is still employed by us at that time (subject to certain exceptions). The amount shown reflects the initial grant amount of the SBRSU award granted on such date. One-third of the original amount of this SBRSU award vested for each named executive officer in August 2016.
(11)	Special retention award of SBRSU granted on August 10, 2015, that vests in full two business days after the public announcement of our financial results for the fiscal year ending June 30, 2018, if the named executive officer is still employed by us at that time (subject to certain exceptions).
(12)	PBRSU award granted on August 21, 2014 that was earned based on our achievement of specified performance targets for the fiscal year ending June 30, 2015, with such earned number of shares then being issued in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2015, June 30, 2016, and June 30, 2017, if the named executive officer is still employed by us at that time (subject to certain exceptions). Based on our operating cash flow results for fiscal 2015, 28,900 PBRSU were earned under this award, of which 9,633 PBRSU vested in August 2015. The amount shown reflects the remaining two-thirds of the 28,900 PBRSU that were earned based on fiscal 2015 performance targets. An additional 9,633 of the PBRSU earned vested in August 2016. the For more information regarding this PBRSU award, please refer to the discussion in the Compensation Discussion and Analysis under “Elements of Elizabeth Arden’s Executive Compensation Program – Long-Term Incentives – Fiscal 2016 Performance-Based Restricted Stock Units” on page 14 and the Fiscal 2016 Grants of Plan-Based Awards Table on page 20.
(13)	PBRSU awards granted on August 10, 2015 and December 2, 2015, that were earned based on our achievement of specified Adjusted EBITDA and, Transformation Cost Savings for the fiscal year ending June 30, 2016, with such earned number of shares then being issued in equal thirds two business days after the public announcement of our financial results for the fiscal years ending June 30, 2016, June 30, 2017, and June 30, 2018, if the named executive officer is still employed by us at that time (subject to certain exceptions). Based on our Adjusted EBITDA and Transformation Cost Savings results for fiscal 2016, 75,628 PBRSU were earned under this award, of which 25,209 PBRSU vested in August 2016. For more information regarding this PBRSU award, please refer to the discussion in the Compensation Discussion and Analysis under “Elements of Elizabeth Arden’s Executive Compensation Program – Long-Term Incentives – Fiscal 2016 Performance-Based Restricted Stock Units” on page 14 and the Fiscal 2016 Grants of Plan-Based Awards Table on page 20.

Option Exercises and Stock Vested in Fiscal 2016

	Option Awards		Stock Awards
Name(1)	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(2) (#)	Value Realized on Vesting(3) ($)
E. Scott Beattie	—	—	56,803	547,013
Rod R. Little	—	—	4,333	41,727
Eric Lauzat	—	—	5,200	50,076
Pierre Pirard	—	—	8,100	78,003

(1)	Ms. Wong has been omitted from this table because she did not have any option exercises or stock award vests in fiscal 2016.
(2)	Represents shares of PBRSU and SBRSU that vested on August 10, 2015.
(3)	Value based on the closing market price of our common stock on August 10, 2015, the vesting date of the PBRSU and SBRSU, of $9.63 per share.

Potential Payments Upon Termination or Change of Control

We have had a severance policy in place for our senior executives, including our named executive officers, since March 2002. The compensation committee believes that a severance policy is a useful tool in attracting and retaining highly qualified executive talent, particularly because we do not have employment agreements in place with our executive officers. The levels of benefits provided under the severance policy are based on the compensation committee’s assessment of what would be fair and reasonable under the scenarios contemplated by the severance policy and are periodically reviewed by management and Mercer against market and peer company practices. Potential benefits payable under our severance policy are not a factor in the compensation committee’s determination of the compensation to be paid to our named executive officers. Payments under our severance policy are subject to the execution and delivery by the relevant executive officer of a release containing confidentiality and non-disparagement provisions that are satisfactory to us.

Termination Without Cause. Under the severance policy, an executive officer receives severance benefits in a lump sum, based on his or her position and responsibility, in the event the executive’s employment is terminated by us without “cause,” other than due to death or permanent disability. Currently, the severance benefit for our chief executive officer equals 24 months of base salary on the effective date of termination, and the severance benefit for our other executive officers equals 12 months of base salary on the effective date of termination. For purposes of the severance policy, “cause” includes (i) a material violation of our Code of Business Conduct or any other material company policy, (ii) the commission of an intentional act of fraud, embezzlement, theft or dishonesty against us, (iii) the conviction of (or the pleading of nolo contendere to) a felony or a misdemeanor involving moral turpitude or that is reasonably deemed to cause material embarrassment to us, (iv) gross neglect or willful failure to perform the officer’s duties in all material respects that is not cured on a timely basis, and (v) failure to obey the reasonable and lawful orders of the chief executive officer, the officer’s supervisor or the board of directors that is not cured on a timely basis.

Change of Control. Under the severance policy, a severance benefit is paid to executive officers based on a multiple of a “base amount” only if there is an actual termination of employment by us without “cause” (other than due to death or permanent disability) or a termination of employment by the executive officer for “good reason,” in either case within the two years after a “change of control.” “Base amount” is the then-current base salary plus then-current target bonus of the applicable executive. Currently, the lump sum severance benefit that is payable upon a termination of employment without cause or a termination of employment by an executive officer for good reason, in either case within the two years after a change of control, is as follows: (a) Mr. Beattie, 2.99 times the base amount; and (b) for all other executive officers, 1.5 times the base amount. This lump sum severance benefit is subject to reduction in certain circumstances if payment of such benefit amount would result in an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”). Our change of control arrangements are intended to provide continuity of management in the event of a change of control and to focus our management’s attention on completing a transaction that will benefit shareholders rather than on concerns about future employment. The completion of the Revlon Merger will constitute a change of control for purposes of the severance policy.

For purposes of the severance policy, “good reason” includes (i) a materially adverse change in the executive officer’s authority, duties or responsibilities or the assignment of duties and responsibilities that are materially inconsistent with those normally associated with the executive officer’s position, (ii) a relocation of more than 50 miles outside of the metropolitan area in which the executive officer is based, and (iii) as compared to what the executive officer received immediately prior to any change of control, there is a reduction in (A) base salary, (B) targeted annual or targeted long-term incentive compensation, or (C) employee benefits to a level of employee benefits which is less favorable in the aggregate than the level of employee benefits the executive officer received immediately prior to the change of control. “Good reason” shall not exist, however, if the reduction in employee benefits results from a change in the applicable program for all similarly-situated employees of the surviving entity or its subsidiaries after the change of control in the applicable jurisdiction so long as (x) such surviving entity continues to offer certain standard employee benefits, (y) the aggregate employee benefits provided to the executive are not less favorable than the aggregate employee benefits provided to similarly-situated employees of the surviving entity in the applicable jurisdiction, and (z) the total compensation of the executive is not materially less favorable than the total compensation of such executive as of immediately prior to the change of control. An executive officer claiming termination for “good reason” must provide us written notice and an opportunity to cure the circumstances constituting “good reason” before becoming eligible for severance benefits under the severance policy. A “change of control” is deemed to have occurred under the severance policy if (i) 35% or more of our common stock is beneficially owned by a person (as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) other than our directors and their affiliates, and that amount represents more of our common stock than is beneficially owned by our directors and their affiliates, (ii) during any consecutive two-year period our directors or individuals nominated by our directors to succeed them no longer constitute a majority of our directors, (iii) a sale or other disposition of all or substantially all of our assets is approved by the board of directors and consummated, or (iv) a merger or other business combination or reorganization resulting in the circumstances described in (i) or (ii) is approved by our board of directors and consummated.

Our stock incentive grant agreements generally provide that in the event of a change of control involving us, as defined in the stock incentive plans, all unvested stock options and service-based restricted stock units awarded to our employees, including our named executive officers, will automatically become fully vested. In addition, upon a change of control, our outstanding performance-based awards vest and become payable at either their target value or the value that corresponds to any applicable performance targets that have already been achieved. In the event of the termination of a named executive officer without “cause,” other than in connection with a change of control, and subject to compliance with certain non-competition and restrictions, all vested options would remain exercisable for 12 months following termination (subject to their earlier expiration), and all unvested stock options, SBRSUs and performance-based awards would continue to vest for up to 12 months following termination in accordance with their original vesting terms (in the case of performance-based awards, at the value applicable to any achieved performance targets for the relevant performance period) and such stock options would remain exercisable for an additional three months from such vesting (subject to their earlier expiration). In the event of an executive officer’s death or permanent disability, all unvested stock option awards become fully vested and a pro-rata portion of unvested service-based restricted stock unit awards and performance-based awards also vest (in the case of performance-based awards, at either target value or the value applicable to any achieved performance targets for the relevant performance period) based on the period elapsed since the applicable grant date.

The table below assumes that the triggering events under the severance policy occurred on June 30, 2016, and shows the value of unvested stock options, SBRSU and performance-based awards that would vest upon the specified triggering event, based on our closing market price of $13.76 on June 30, 2016 the last trading day of fiscal 2016.

		Termination
Name	Benefit	Without Cause(1)	Without Cause or For Good Reason Within 2 Years After Change of Control(2)	Change of Control(3)	Death or Permanent Disability(3)
E. Scott Beattie	Cash	$1,800,000	$6,429,515	$—	$—
	Option vesting	227,423	—	682,276	682,276
	SBRSU vesting	1,119,956	—	2,682,291	932,983
	PBRSU vesting	479,426	—	1,305,755	399,521

	Total	$3,626,445	$6,429,515	$4,670,322	$2,014,780

Rod R. Little	Cash	$600,000	$2,169,319	$—	$—
	Option vesting	63,875	—	550,942	550,942
	SBRSU vesting	231,168	—	920,089	272,128
	Performance-based cash vesting	97,300	—	262,733	81,083

	Total	$992,343	$2,169,319	$1,733,764	$904,153

JuE Wong	Cash	$650,000	$2,389,446	$—	$—
	Option vesting	71,862		215,586	215,586
	SBRSU vesting	193,094	—	579,296	160,909
	Performance-based cash vesting	76,650	—	229,950	63,875

	Total	$991,606	$2,389,446	$1,024,832	$440,370

Eric Lauzat(4)	Cash	$536,905	$1,779,125	$—	$—
	Option vesting	63,875	—	550,942	550,942
	SBRSU vesting	243,084	—	943,936	282,062
	Performance-based cash vesting	103,133	—	261,208	81,590

	Total	$946,997	$1,779,125	$1,756,086	$914,594

Pierre Pirard	Cash	$450,000	$1,387,116	$—	$—
	Option vesting	39,921	—	371,287	371,287
	SBRSU vesting	327,479	—	1,063,661	590,687
	Performance-based cash vesting	71,750	—	186,083	59,792

	Total	$889,150	$1,387,116	$1,621,031	$1,021,766

(1)	Severance benefit for termination without cause (other than upon a change of control or due to death or permanent disability) equals 24 months of base salary for our chief executive officer and 12 months of base salary for our other named executive officers and is payable in a lump sum. In addition, as noted above, upon a termination of a named executive officer without “cause,” and subject to compliance with certain non-competition and non-solicitation restrictions, all vested options would remain exercisable for up to 12 months following termination (subject to their earlier expiration) and all unvested stock options, SBRSUs and performance-based awards would continue to vest for up to 12 months following termination in accordance with their original vesting terms (in the case of performance-based awards, at the value applicable to any achieved performance targets for the relevant performance period) and such stock options would remain exercisable for an additional three months from such vesting (subject to their earlier expiration). Includes the value of such continued vesting of (a) unvested stock options calculated based on the difference between the exercise price of stock options not yet vested at June 30, 2016 and the closing market price of our common stock of $13.76 on June 30, 2016, the last trading day of fiscal 2016; (b) restricted stock units not yet vested on June 30, 2016, based on the closing market price of our common stock on June 30, 2016 of $13.76; and (c) all outstanding performance-based cash awards and performance-based restricted stock awards granted in fiscal 2014, fiscal 2015, and fiscal 2016 based on actual performance targets achieved during those fiscal years.
(2)	In addition to the accelerated vesting of outstanding awards reflected in the “Change of Control” column, named executive officers receive severance benefits for termination without cause by us or by the named executive officer for good reason, either of which occurs within two years after a change of control. These severance benefits equal 2.99 times the “base amount” for our chief executive officer and 1.5 times the “base amount” for our other named executive officers, and are payable in a lump sum. “Base amount” is the then-current base salary plus the then-current target bonus of the applicable named executive officer. Named executive officers are also entitled to receive a pro-rata portion of their bonus for the year of termination and an amount equal to 24 months of the employer portion of monthly health insurance and executive disability insurance premiums. The amount shown in this column for each named executive officer is subject to reduction in certain circumstances if payment of such amount would result in an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended. For Mr. Little and Ms. Wong, also includes acceleration of service-based cash awards described in footnotes 6 and 7 to the Fiscal 2016 Summary Compensation Table on page 18.

(3)	Reflects value of accelerated vesting of (a) unvested stock options calculated based on the difference between the exercise price of stock options not yet vested at June 30, 2016 and the closing market price of our common stock of $13.76 on June 30, 2016, the last trading day of fiscal 2016; (b) restricted stock units not yet vested on June 30, 2016, based on the closing market price of our common stock on June 30, 2016 of $13.76; and (c) all outstanding performance-based cash awards and performance-based restricted stock awards granted in fiscal 2014, fiscal 2015, and fiscal 2016 based on actual performance targets achieved during those fiscal years.
Stock options that vest on an accelerated basis due to death remain exercisable by the named executive officer’s estate for 12 months after death. Stock options that vest on an accelerated basis due to permanent disability remain exercisable for six months after the permanent disability. Stock options that vest on an accelerated basis due to a change of control remain exercisable for 90 days after the change of control. The term “change of control” has substantially the same meaning under our stock incentive plans as under our severance policy.
(4)	Mr. Lauzat is paid in Swiss francs. Amounts were converted to U.S. dollars using an exchange ratio of 1.021 U.S. dollars to the Swiss franc, which is the average of all interbank rate “ask” prices for the period from July 1, 2015 through June 30, 2016, as quoted on www.oanda.com, rounded to the nearest thousandth.

DIRECTOR COMPENSATION

The board’s general policy on director compensation is that compensation for non-employee directors should provide for competitive total pay levels to facilitate the attraction and retention of qualified board members. Directors who are also employed by us (currently, only Mr. Beattie) are not paid for board service in addition to their employee compensation.

Non-employee directors (currently, all directors other than Mr. Beattie) receive the following standard compensation, as well as reimbursement for all expenses incurred in connection with their activities as directors:

Annual Retainer	$45,000
Board/Committee Meeting Fee (in person attendance)	$1,500
Board/Committee Meeting Fee (telephonic attendance)	$750

The chairpersons of the board committees receive the following additional annual retainer fees:

Audit Committee Chairperson	$12,500
Compensation Committee Chairperson	$9,000
Nominating and Corporate Governance Committee Chairperson	$6,500

In addition, the director selected to serve as our lead independent director receives an additional annual retainer fee of $20,000.

Although the board’s general policy, and our historic practice, regarding director compensation is that directors receive compensation that consists of both cash and equity, the compensation committee recommended, and the board of directors approved, that the annual director retainer for fiscal 2016 be paid in shares of common stock in lieu of cash in order to strengthen director incentive alignment with shareholder interests as we continued our turnaround efforts. Accordingly, each non-employee director (other than Messrs. Amin and Mauran who did not stand for re-election at the 2015 annual meeting of shareholders) was issued 4,705 shares of common stock, representing a number of shares having a grant date value equal to the annual director retainer (with a ten percent equity risk premium) based on the closing stock price of our common stock on December 2, 2015 of $10.52, the date of the 2015 annual meeting.

Non-employee directors are also eligible to receive equity awards under our 2014 Non-Employee Director Stock Award Plan. Since fiscal 2010, our non-employee directors have received an annual award of stock options having a grant date fair value of approximately $60,000. These previously granted stock options vested three years from their respective date of grant and provided that if a director died, became permanently disabled or retired in good standing after age 70, any unvested stock options would automatically vest.

Beginning with the equity award for fiscal 2016, our compensation committee has decided that, consistent with prevailing best practice, future equity awards to non-employee directors should be made in the form of restricted stock units, rather than stock options, as restricted stock units are generally viewed as reducing director incentives for inappropriate risk-taking. Accordingly, in August 2015, the compensation committee authorized the award to each of our current non-employee directors of restricted stock units having an aggregate grant date value of approximately $60,000 as of the date of grant. Accordingly, on December 2, 2015, the date of the 2015 annual meeting, each of our non-employee directors received a grant of 5,700 restricted stock units. These restricted stock units vest three years from the date of grant and provide that if a director dies, is permanently disabled or retires in good standing after age 70, any unvested restricted stock units will automatically vest. Upon the closing of the Revlon Merger, (a) each option to purchase our common stock that is outstanding and unexercised (whether vested or unvested) immediately prior to the closing will be canceled and exchanged for the right to receive a cash payment equal to the excess of the merger consideration of $14.00 per share over the exercise price per share of common stock subject to such option, and (b) each unvested restricted stock unit that is outstanding immediately prior to the closing will become fully vested and be converted into the right to receive an amount in cash equal to the merger consideration of $14.00 per share, in each case less any required withholding taxes and without interest.

Our director stock ownership guidelines call for each of our directors to own our common stock having an aggregate market value of at least three times the current annual cash retainer for directors (i.e., $135,000, based on our current annual cash retainer), and provide that newly elected directors have three years from the date of their first annual meeting in service as a director to satisfy the guidelines.

Fiscal 2016 Director Compensation Table

The following table summarizes the compensation paid by us to our directors, other than Mr. Beattie, during fiscal 2016. For information regarding compensation paid by us to Mr. Beattie during fiscal 2016, please refer to the tables set forth under the caption “Executive Compensation Tables” starting on page 18.

Name	Fees Earned or Paid in Cash(1)($)	Stock Awards(2)($)	Total ($)
M. Steven Langman(3)	38,500	109,460	147,960
Fred Berens(3)	13,500	109,460	122,960
Franz-Ferdinand Buerstedde(3)	10,500	109,460	119,960
Maura J. Clark(3)	27,500	109,460	136,960
Edward D. Shirley(3)	16,500	109,460	125,960
William M. Tatham(3)	18,000	109,460	127,460
A. Salman Amin(3)(4)	4,500	—	4,500
Richard C. W. Mauran(3)(4)	1,500	—	1,500

(1)	Reflects the amount of cash compensation earned in fiscal 2016 for board and committee service.
(2)	Reflects the aggregate grant date fair value of all restricted stock units granted in fiscal 2016 computed in accordance with FASB ASC Topic 718 – Stock Compensation (ASC 718) and, the value of shares of common stock issued in lieu of the annual director retainer for fiscal 2016, as described above. These amounts do not necessarily correspond to the actual value that may be recognized by our directors. For additional information on the valuation assumptions regarding the fiscal 2016 grants, see Note 16 to the Notes to Consolidated Financial Statements in the Form 10-K.
(3)	The following table sets forth (i) the number of restricted stock units granted to our directors, other than Mr. Beattie, during fiscal 2016, (ii) the grant date fair value of restricted stock units granted to those directors during fiscal 2016, calculated in accordance with ASC 718, and (iii) the aggregate number of restricted stock units and stock options outstanding at June 30, 2016 for each of our directors, other than Mr. Beattie.

Name	Number of Restricted Stock Units Granted in Fiscal 2016 (#)	Grant Date Fair Value of Fiscal 2016 Restricted Stock Unit Grants ($)	Aggregate Number of Outstanding Restricted Stock Units at June 30, 2016 (#)	Aggregate Number of Outstanding Stock Options at June 30, 2016 (#)
M. Steven Langman	5,700	59,964	5,700	9,600
Fred Berens	5,700	59,964	5,700	50,800
Franz-Ferdinand Buerstedde	5,700	59,964	5,700	9,600
Maura J. Clark	5,700	59,964	5,700	50,800
Edward D. Shirley	5,700	59,964	5,700	—
William M. Tatham	5,700	59,964	5,700	50,800
A. Salman Amin	—	—	—	—
Richard C. W. Mauran	—	—	—	50,800

(4)	Messrs. Amin and Mauran only served on the board of directors through December 2, 2015, the date of the 2015 annual meeting of shareholders, and did not receive any equity awards in fiscal 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have listed below, as of August 15, 2016 (except as otherwise indicated), the beneficial ownership of Elizabeth Arden common stock by (i) each of our directors, (ii) each of our “named executive officers,” (iii) all of our directors and executive officers as a group and (iv) each person known by Elizabeth Arden to be the beneficial owner of more than 5% of the number of outstanding shares of Elizabeth Arden common stock. The table is based on information we received from the directors, executive officers and filings made with the SEC as of August 15, 2016. We are not aware of any other beneficial owner of more than 5% of the number of outstanding shares of Elizabeth Arden common stock as of August 15, 2016. Unless otherwise indicated, each of our directors and “named executive officers” has (i) the same business address as Elizabeth Arden and (ii) sole investment and voting power over all of the shares that he or she beneficially owns. All share numbers have been rounded to the nearest whole number.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
E. Scott Beattie (2)	1,881,837	6.2%
M. Steven Langman (3)	4,705	*
Fred Berens (4)	826,005	2.7%
Franz-Ferdinand Buerstedde (5)	4,705	*
Maura J. Clark (6)	52,205	*
William M. Tatham (7)	56,540	*
Edward D. Shirley (8)	4,705	*
Eric Lauzat (9)	56,199	*
Rod R. Little (10)	40,087	*
Pierre Pirard (11)	119,037	*
JuE Wong (12)	25,648	*
Rhône Capital L.L.C. and Affiliates (13)	6,537,164	20.2%
M&G Investment Management Limited and M&G Investment Funds 1 (14)	3,050,564	10.2%
The Vanguard Group (15)	1,687,694	5.6%
All directors and current executive officers as a group (13 persons) (16)	3,188,044	10.3%

*	Less than one percent of the class.
(1)	Includes, where applicable, shares of common stock issuable upon the vesting of restricted stock units, stock options and/or warrants that are scheduled to vest or that may be exercised within 60 days after August 15, 2016, except as otherwise noted below.
(2)	Includes (i) 1,073,041 shares of common stock, (ii) 184,029 shares of common stock held in a family trust for which Mr. Beattie’s spouse is the trustee, and (iii) 624,767 shares of common stock issuable upon the exercise of stock options. Of these shares of common stock, 993,339 shares are held by brokers in margin accounts, regardless of whether loans are outstanding.
(3)	Reflects 4,705 shares of common stock. Mr. Langman has an understanding with entities affiliated with Rhône Capital L.L.C. pursuant to which he holds his reported securities for the benefit of entities affiliated with Rhône Capital L.L.C. As such, Mr. Langman disclaims beneficial ownership of these securities.
(4)	Includes (i) 788,405 shares of common stock, (ii) 100 shares of common stock held in a custodial account for one of Mr. Berens’ children, and (iii) 37,500 shares of common stock issuable upon the exercise of stock options.
(5)	Reflects 4,705 shares of common stock. Mr. Buerstedde has an understanding with entities affiliated with Rhône Capital L.L.C. pursuant to which he holds his reported securities for the benefit of entities affiliated with Rhône Capital L.L.C. As such, Mr. Buerstedde disclaims beneficial ownership of these securities.
(6)	Includes (i) 14,705 shares of common stock and (ii) 37,500 shares of common stock issuable upon the exercise of stock options. Of these shares of common stock, 10,000 shares are held by brokers in margin accounts, regardless of whether loans are outstanding.
(7)	Includes (i) 13,535 shares of common stock owned individually by Mr. Tatham, (ii) 4,555 shares of common stock owned by Mr. Tatham’s spouse, (iii) 950 shares of common stock owned by a family holding company of which Mr. Tatham is president and director, and (iv) 37,500 shares of common stock issuable upon the exercise of stock options. Mr. Tatham disclaims beneficial ownership as to the shares of common stock owned by his spouse and the family holding company.
(8)	Reflects 4,705 shares of common stock.
(9)	Includes (i) 27,866 shares of common stock, and (ii) 28,333 shares of common stock issuable upon the exercise of stock options.
(10)	Includes (i) 13,887 shares of common stock, and (ii) 26,200 shares of common stock issuable upon the exercise of stock options.
(11)	Includes (i) 55,838 shares of common stock, and (ii) 63,199 shares of common stock issuable upon the exercise of stock options.

(12)	Includes (i) 8,248 shares of common stock, and (ii) 17,400 shares of common stock issuable upon the exercise of stock options.
(13)	Includes, as reported in public filings available on or prior to August 15, 2016, (i) 4,064,087 shares of common stock, (ii) 2,452,267 shares of common stock issuable upon the exercise of warrants held by entities affiliated with Rhône Capital L.L.C., (iii) grants of restricted stock units covering 11,400 shares of common stock, which are scheduled to vest in December 2018, to persons who are managing directors of Rhône Group L.L.C. and, at the time of grant, directors of the Company, and (iv) 9,410 shares of common stock issued to persons who are managing directors of Rhône Group L.L.C. and, at the time of grant, directors of the Company. With respect to items (iii) and (iv), these persons each have an understanding with entities affiliated with Rhône Capital L.L.C. pursuant to which they each hold reported securities for the benefit of entities affiliated with Rhône Capital L.L.C.
(14)	Based on Amendment No. 10 to Schedule 13G dated December 31, 2015, filed by M&G Investment Management Limited and M&G Investment Funds (1), which reflects shared voting and dispositive power held by each of M&G Investment Management Limited and M&G Investment Funds 1 with respect to 3,050,564 shares of common stock. The address of M&G Investment Management Limited and M&G Investment Funds 1 is Governor’s House, Laurence Pountney Hill, London EC4R 0HH, United Kingdom.
(15)	Based on Schedule 13G filing dated December 31, 2015, filed by The Vanguard Group which reflects (i) sole voting power with respect to 31,738 shares of common stock; (ii) sole dispositive power with respect to 1,657,456 shares of common stock; and (iii) shared dispositive power with respect to 30,238 shares of common stock. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, PA 19355.
(16)	Includes (i) 2,256,512 shares of common stock and (ii) 931,532 shares of common stock issuable upon exercise of stock options. Of these shares of common stock, 1,003,339 shares are held by brokers in margin accounts, regardless of whether loans are outstanding.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning our common stock authorized for issuance under our equity compensation plans at June 30, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	2,682,539	(1)	$16.38	(2)	4,309,738	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,682,539	(1)	$16.38	(2)	4,309,738	(3)

(1)	Includes 778,172 restricted stock units outstanding as of June 30, 2016. Of these restricted stock units, 246,205 units vested in August 2016.
(2)	These weighted-average exercise prices do not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock units.
(3)	Of these shares of common stock, at June 30, 2016, 3,259,887 shares remained available for grant under the 2010 Plan, 819,881 remained available for issuance under the Elizabeth Arden, Inc. 2011 Employee Stock Purchase Plan, and 229,970 shares remained available for grant under the 2014 Non-Employee Director Stock Award Plan. During the fourth quarter of fiscal 2014, the Company indefinitely suspended offerings under the 2011 Employee Stock Purchase Plan following the May 30, 2014 purchase. See Note 16 to the to the Notes to Consolidated Financial Statements in the Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transaction Policy

Our written Related Person Transaction Policy requires that our board or audit committee approve or ratify all transactions involving amounts in excess of $120,000 during a fiscal year between the Company or one or more of our subsidiaries and any “related person,” as defined by SEC rule to include directors, director nominees, executive officers, and their respective immediate family members, and 5% beneficial owners of our common stock (among others, as discussed below in further detail). Under the Related Person Transaction Policy, the board or audit committee reviews the relevant facts of the proposed transaction and the interest of the related person in the transaction, and either approves or rejects the proposed transaction. If a related person transaction is discovered that has not been previously approved or previously ratified, that transaction will be presented to the board or audit committee for ratification. No director can participate in the deliberation or approval of any related person transaction in which such director is the related person.

For purposes of the Related Person Transaction Policy, a “related person” means (i) any director or executive officer of ours, (ii) any nominee for director, (iii) any 5% beneficial owner of our common stock, (iv) any immediate family member of a director, nominee for director, executive officer or 5% beneficial owner of our common stock, and (v) any firm, corporation, or other entity in which any of these persons is employed or is a partner or principal or in a similar position, or in which such person has a 10% or greater beneficial ownership interest. The Related Person Transaction Policy provides that the following types of transactions are deemed to be pre-approved under the policy: (1) transactions that are available to related persons on the same terms as such transactions are available to all employees generally; (2) compensation or indemnification arrangements of any executive officer, other than an individual who is an immediate family member of a related person, if such arrangements have been approved by the board or the compensation committee; (3) transactions in which the related person’s interest derives solely from his or her ownership of less than 10% of the equity interest in another person (other than a general partnership interest) that is a party to the transaction; (4) transactions in which the related person’s interest derives solely from his or her ownership of a class of our equity securities and all holders of that class of equity securities received the same benefit on a pro rata basis; (5) director compensation arrangements, if such arrangements have been approved by the board or the compensation committee; and (6) any other transaction that is not required to be disclosed as a “related person transaction” under applicable securities regulations. The Related Person Transaction Policy defines the term “immediate family member” to mean any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of a director, nominee for director, executive officer, or 5% beneficial owner of our common stock, and any person (other than a tenant or employee) sharing the household of such director, nominee for director, executive officer, or 5% beneficial owner.

Rhône Transaction

Securities Purchase Agreement

On August 19, 2014, we entered into a securities purchase agreement with the Rhône Purchasers, pursuant to which we issued and sold to them, for an aggregate of $50 million in cash, the following:

•	50,000 shares of our newly designated Series A Serial Preferred Stock, par value $0.01 per share; and

•	warrants for the purchase of up to 2,452,267 shares of our common stock, par value $0.01 per share, at an exercise price of $20.39 per share, representing approximately 7.6% of our then-outstanding common stock on an as-exercised basis.

We refer to the Rhône Purchasers and their affiliates collectively as “Rhône.”

Pursuant to the terms of the securities purchase agreement, we also amended our amended and restated by-laws as necessary to give effect to the voting and director designation rights of the preferred stock. The securities purchase agreement contained customary representations, warranties and covenants between the parties.

Subsequent Common Stock Purchases by Rhône

During October 2014, the Rhône Purchasers acquired an additional 4,064,087 shares of our common stock through a partial cash tender offer and open market purchases. As a result, Rhône’s Percentage Interest (as defined below) as of October 8, 2015, was 20.2%.

Series A Serial Preferred Stock

The terms, rights, obligations and preferences of the preferred stock are set forth in the articles of amendment to our amended and restated articles of incorporation, which we filed with the Secretary of State of the State of Florida on August 19, 2014 (the articles of amendment), in connection with the issuance of the preferred stock.

Dividends on the preferred stock are payable at the per annum dividend rate of 5% of the liquidation preference, which is initially $1,000 per share. The preferred stock will also participate in dividends declared or paid, whether in cash, securities or other property, on the shares of common stock for which the outstanding warrants issued are exercisable. The preferred stock has an aggregate liquidation preference of $50 million and ranks junior to all of our liabilities and obligations to creditors with respect to assets available to satisfy claims against us and senior to all other classes of stock over which the preferred stock has preference, including our common stock.

Pursuant to the terms of the Shareholders Agreement described below, each quarter we are obligated to declare and pay in cash no less than fifty percent (50%) of each dividend to which holders of the preferred stock are entitled, unless payment of such dividend in cash (i) is prohibited by or would result in a default or event of default under the indenture for our outstanding 7 3/8% senior notes due 2021, our credit facilities or certain other debt documents, or (ii) would result in a breach of the legal or fiduciary obligations of our board, in which case we will declare and pay in cash the maximum amount permitted to be paid in cash. If and to the extent that we do not pay the entire dividend to which holders of preferred stock are entitled for a particular period in cash on the applicable dividend payment date, preferential cash dividends will accrue on such unpaid amounts (and on any unpaid dividends in respect thereof) at 5% per annum, and will compound on each dividend payment date, until paid. No cash dividend may be declared or paid on common stock or other classes of stock over which the preferred stock has preference unless full cumulative dividends have been or contemporaneously are declared and paid in cash on the preferred stock.

The preferred stock is not convertible into common stock at any time and is redeemable at the option of the holder (i) at any time on or after August 19, 2022, at a redemption price equal to 100% of the liquidation preference of the shares of preferred stock to be redeemed plus an amount per share equal to accrued but unpaid dividends on such shares of preferred stock up to, but excluding, the earlier of the date of the redemption or the date of constructive redemption, and (ii) at specified times and for specified redemption prices, in the event of a change of control involving us (as defined in our articles of amendment) at a price per share of common stock below $24.00. The preferred stock is also redeemable at our option beginning on or after August 19, 2016, at specified redemption prices.

As described above under “Outstanding Shares and Voting Rights,” except as required by law or otherwise provided in our articles of amendment, the holders of shares of preferred stock and the holders of shares of our common stock vote together as one class on all matters submitted to a vote of our shareholders. Each share of preferred stock is entitled to a number of votes (rounded down to the nearest whole number) equal to (i) the aggregate number of shares of common stock for which the outstanding warrants are exercisable (regardless of whether or not such warrants could legally be exercised at such time and regardless of whether the holder of the preferred stock is also the holder of warrants) divided by (ii) the number of outstanding shares of preferred stock, determined as of the record date for the determination of holders of common stock entitled to vote on any such matter. Based on the preferred stock and warrants outstanding on August 15, 2016, each share of preferred stock would be entitled to 49 votes per share.

Warrants

The warrants are exercisable at any time on or prior to August 19, 2024, at an exercise price of $20.39 per share, by paying the exercise price in cash, by surrendering shares of preferred stock or by a combination thereof. After August 19, 2019, we may require the exercise of the warrants if the volume weighted average sale price (as defined in the warrant) for our common stock exceeds 150% of the exercise price for ten (10) consecutive trading days. In such a case, payment of the warrant price is required to be made first by surrender of shares of preferred stock held by the warrant holder.

The exercise price of the warrants and the number of shares issuable upon exercise of the warrants are subject to adjustment, as provided in the warrants, including if, on or after August 19, 2017, we issue or sell common stock for a price lower than the market price of the common stock.

Rhône Director Designation Rights

According to our articles of amendment, so long as Rhône beneficially owns a majority of the outstanding shares of our preferred stock, the holders of a majority of such outstanding shares, voting separately as a class, will have the right to elect the following number of directors to our board at any meeting of shareholders (or by written consent) at which directors are to be elected, designated or appointed: (i) if the Percentage Interest (as defined below) as of the record date for such meeting (or action by written consent) is equal to or more than the percentage of common stock represented by the shares underlying the warrants as of August 19, 2014 (approximately 7.6%) but less than 20%, one member of the board; or (ii) if the Percentage Interest as of the record date for such meeting (or action by written consent) is equal to or greater than 20%, two members of the board. In addition, in the event of the death, disability, resignation or removal of any director elected, designated or appointed by the majority holders of the preferred stock, the majority holders of the preferred stock may elect or appoint a replacement director (subject to retaining the requisite Percentage Interest as described above). For purposes of any discussion of the transactions with Rhône described herein, “Percentage Interest” means the percentage of total votes that may be cast in the election of directors that is represented by the shares of common stock beneficially owned by Rhône, treating any warrants held by Rhône as having been exercised and excluding any issuance of securities by us after August 19, 2014.

In addition, under the terms of the Shareholders Agreement, until such time as Rhône is no longer entitled to elect at least one member of the board pursuant to the terms of our preferred stock, Rhône will be entitled to designate and appoint (and we are required to cause such appointments to occur and become effective) directors who have been elected or appointed to the board by Rhône (the “Rhône Directors”) to serve on all of the committees of the board (other than committees required to be comprised solely of independent directors, if and to the extent Rhône Directors do not qualify) in proportion to such Rhône Directors’ overall representation on the board (rounded up or down to the nearest whole number); provided that Rhône will be entitled to designate and appoint at least one member to each such committee so long as it is entitled to elect at least one member to the board.

The Shareholders Agreement also provides that, from and after the date Rhône is no longer entitled, as a holder of preferred stock, to elect directors to the board (i) for so long as Rhône’s Percentage Interest is at least 7.6% but less than 20%, Rhône will have the right to jointly designate for nomination one member of the board and (ii) for so long as the Percentage Interest is 20% or greater, Rhône will have the right to jointly designate for nomination two members of the board. Under no circumstance will Rhône be permitted to designate for nomination more than two members of the board.

Rhône currently beneficially owns a majority of the outstanding shares of our preferred stock, and, as of August 15, 2016, Rhône’s Percentage Interest was approximately 20.2%. Accordingly, as the majority holder of our preferred stock, Rhône has elected Mr. M. Steven Langman and Mr. Franz-Ferdinand Buerstedde to serve on our board as Rhône Directors.

Shareholders Agreement

In addition to the director nomination and board committee designation rights described above under “Rhône Director Designation Rights,” the Shareholders Agreement also provides that for so long as Rhône’s Percentage Interest is at least 15%, we will not, and will cause each of our subsidiaries not to, take any of the following actions without the prior written approval of Rhône:

(i)	amend or otherwise change, or waive any provision of, our articles of incorporation or by-laws (or similar organizational documents), except for non-material changes undertaken for routine or administrative reasons that do not adversely affect Rhône;

(ii)	alter the size or powers of the board, except for non-material changes to the powers of the board or any committee undertaken for routine or administrative reasons that do not adversely affect the rights of Rhône;

(iii)	discontinue our status as a public company or SEC-reporting company, change our jurisdiction of organization, or apply to list (or materially alter or terminate its listing) on any stock exchange;

(iv)	until August 19, 2017, issue or sell any shares of common stock, subject to certain exceptions, for a consideration per share less than a price equal to the warrant exercise price in effect immediately prior to such issue or sale; or

(v)	enter into any contract or otherwise obligate us or our affiliates to take any of the foregoing actions.

For so long as the Percentage Interest is at least 10%, Rhône will have certain preemptive rights with respect to any issuance (subject to certain exceptions) of any common stock or equity-based securities that are issued by us or our affiliates after August 19, 2014.

Under the terms of the Shareholders Agreement, until the later of August 19, 2017, and the date on which there are no Rhône Directors on the board, in connection with any proposal submitted for shareholder approval (at any annual or special meeting called, or in connection with any other action (including the execution of written consents)) related to the election or removal of directors of the board, Rhône will vote all shares beneficially owned by Rhône and entitled to vote as follows: (i) in favor of any nominee or director designated by the board or any nominating committee thereof (provided that the board’s or the nominating committee’s designation is consistent with the terms of the Shareholders Agreement); and (ii) against the removal of any director designated by the board or any nominating committee thereof.

So long as any shares of our preferred stock are outstanding, we have agreed that we will not make any restricted payment pursuant to the $40 million general restricted payments basket under the indenture relating to our 7 3/8% senior notes due 2021 (other than cash dividends in respect of the preferred stock) if and to the extent such restricted payment would, in our good faith judgment, taking into account our anticipated utilization of other available baskets under such indenture, reasonably be expected to prevent us from declaring and paying 100% of the dividends on the preferred stock in cash.

Until the later of August 19, 2017, and the date on which there are no Rhône Directors on the board, Rhône is subject to certain standstill provisions which are applicable to purchases of debt as well as equity securities and include prohibitions on hedging activities. Specifically, Rhône has agreed not to acquire beneficial ownership of any of our equity, debt or convertible securities, or any warrant or option to purchase such securities, if such acquisition would result in Rhône beneficially owning more than 30% of the shares of our capital stock entitled to vote generally in the election of directors. Rhône has also agreed that until August 19, 2017, they will not transfer shares of preferred stock, warrants or the shares of common stock issued upon any exercise of warrants, other than to an affiliate of the Rhône Purchasers, except with our consent, and subject to certain other transfer restrictions. Under the Shareholders Agreement, we also have certain rights to purchase, or offer to purchase, our securities proposed to be sold by Rhône in private transactions.

Rhône is also entitled to certain demand registration rights. We will not be required to effect more than four demand registrations (or more than two in any twelve- (12-) month period or one in any six- (6-) month period) or effect more than one demand registration on Form S-1, subject to customary limitations. In the event that we propose to register any shares of common stock (or securities convertible into or exercisable for shares of common stock) in connection with a public offering (other than any offering registered on Form S-4 or Form S-8 or offerings to our directors, members of management, employees or certain representatives or those of our subsidiaries, or in connection with dividend reinvestment plans) solely for cash (whether for its own account or for the account of any other person (other than Rhône) possessing contractual demand registration rights), Rhône will be entitled to certain “piggyback” registration rights allowing them to include common stock that they own in such registration, subject to customary limitations. As a result, whenever we propose to register any shares of common stock, subject to certain other exceptions, Rhône is entitled to notice of the registration and has the right, subject to certain limitations, to include its shares in the registration.

Effect of the Proposed Revlon Merger on the Preferred Stock and Warrants

At the closing of the Revlon Merger and pursuant to a Preferred Stock Repurchase and Warrant Cancellation Agreement among us, Revlon, Inc. and certain of its affiliates, and the Rhône Purchasers, Revlon will provide funding for the redemption of the preferred stock for $55 million plus accrued unpaid dividends, and all outstanding warrants for the purchase of our common stock will be canceled. In addition, upon the closing of the Revlon Merger, the Shareholders Agreement with terminate. See Note 3 to the Notes to Consolidated Financial Statements in the Form 10-K.

DIRECTOR INDEPENDENCE

The listing standards of the NASDAQ require that a majority of our board be composed of directors who are “independent,” as such term is defined by Rule 5605(a)(2) of NASDAQ’s Listing Rules. Our board has determined that each of our current directors, with the exception of Mr. Beattie, is independent under applicable NASDAQ and SEC rules. In making its independence determination, the board considered that Mr. Berens received compensation from Wells Fargo Advisors LLC of approximately $1,140 during fiscal 2016 resulting from services provided to certain of our executive officers by the financial advisory and account management group that Mr. Berens heads. Our company does not directly or indirectly reimburse Wells Fargo Advisors LLC or our executive officers for such fees. In the case of each of Messrs. Langman and Buerstedde, the board’s independence determination considered that Messrs. Langman and Buerstedde are both Managing Directors of Rhône Group L.L.C., an affiliate of Rhône Capital L.L.C., which beneficially owns all of our outstanding preferred stock and approximately 20.2% of our outstanding common stock. The board concluded that such relationships did not interfere with the ability of Messrs. Berens, Langman or Buerstedde to exercise independent judgment in carrying out the responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Policies and Procedure for Audit and Permitted Non-Audit Services.

The audit committee has developed policies and procedures regarding the approval of all non-audit services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services. In situations where the full audit committee is unavailable to pre-approve any permitted non-audit services to be rendered by our independent registered public accounting firm: (i) our chief financial officer and general counsel will evaluate the proposed engagement to confirm that the engagement is not prohibited by any applicable rules of the SEC, the Public Company Accounting Oversight Board or NASDAQ, (ii) following such confirmation by the chief financial officer and the general counsel, the chairperson of the audit committee will determine whether we should engage our independent registered public accounting firm for such permitted non-audit services and, if so, negotiate the terms of the engagement with our independent registered public accounting firm, and (iii) the chairperson of the audit committee will report to the full audit committee at its next regularly scheduled meeting about any engagements of our independent registered public accounting firm for permitted non-audit services that have been approved by the chairperson. Alternatively, after confirmation by the chief financial officer and the general counsel, the full committee may pre-approve engagements of our independent registered public accounting firm at audit committee meetings.

Consistent with these policies and procedures, all audit services and non-audit services, including tax services, and all fees associated with such services performed by our independent registered public accounting firm in the fiscal years ended June 30, 2016 and 2015 were pre-approved by the chairperson of the audit committee and ratified by the audit committee or approved by the full audit committee.

Fees Paid to PricewaterhouseCoopers LLP

The audit committee of the board of directors appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm to conduct the integrated audit of our consolidated financial statements and internal control over financial reporting for the fiscal year ending June 30, 2016.

The following table shows the fees paid to PricewaterhouseCoopers LLP for the integrated audit of the consolidated financial statements and internal control over financial reporting and other services provided for the fiscal years ended June 30, 2016 and 2015, respectively:

	Fiscal Year Ended
	June 30, 2016	June 30, 2015
Audit fees	$2,382,716	$2,672,185
Audit-related fees	—	3,851
Tax fees	255,008	316,393
All other fees	1,818	1,818

Total	$2,639,542	$2,994,247

Audit Fees. Audit fees consisted principally of fees for audit work performed on the consolidated financial statements and internal control over financial reporting included in our Annual Report on Form 10-K for fiscal 2016 and 2015, the quarterly reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q for fiscal 2016 and 2015, and services that are normally provided by our independent registered public accounting firm in connection with statutory audits and SEC regulatory filings or engagements. In addition, audit fees include fees related to the audit of internal control over financial reporting included in our annual report on Form 10-K for the applicable fiscal year.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the audit or review of our consolidated financial statements.

Tax Fees. The tax fees listed above consisted of fees for assistance with matters related to such services as domestic and international tax planning, tax compliance, including tax filings, tax audits (including audits for income taxes, indirect taxes and customs duties) and general tax advice.

All Other Fees. The other fees listed above relate to annual subscription fees paid to access PricewaterhouseCoopers’ accounting reference website.

PART IV

ITEM 15	FINANCIAL STATEMENT SCHEDULES

(a)	1.

Financial Statements –

The consolidated financial statements, Report of Management and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page 58 of the Form 10-K and are included beginning on page 59 of the Form 10-K.

	2.

Financial Statement Schedules –

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 16, 2016, by and among Elizabeth Arden, Inc., Revlon, Inc., Revlon Consumer Products Corporation and RR Transaction Corp. (incorporated herein by reference to Exhibit 2.1 filed as part of the Company’s Form 8-K dated June 16, 2016 (Commission File No. 1-6370)).

3.1	Amended and Restated Articles of Incorporation of the Company dated November 17, 2005 (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 1-6370)).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Elizabeth Arden, Inc. Designating Series A Serial Preferred Stock (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

3.3	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 filed as part of the Company’s Form 8-K dated June 16, 2016 (Commission File No. 1-6370)).

4.1	Indenture, dated as of January 21, 2011, respecting Elizabeth Arden, Inc.’s 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated January 21, 2011 (Commission File No. 1-6370)).

4.2	First Supplemental Indenture, dated as of January 30, 2014, to the Indenture dated January 21, 2011, respecting Elizabeth Arden, Inc.‘s 7 3/8% Senior Notes due 2021, among Elizabeth Arden, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated January 30, 2014) (Commission File No. 1-6370)).

4.3	Shareholders Agreement dated as of August 19, 2014, by and among Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 4.2 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

4.4	Form of Warrant to purchase Common Stock, issued pursuant to the Securities Purchase Agreement dated as of August 19, 2014, by and between Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

10.1	Fourth Amended and Restated Credit Agreement, dated as of July 26, 2016, among the Company, Elizabeth Arden (Canada) Limited, Elizabeth Arden International Sàrl, Elizabeth Arden (UK) Ltd., and certain other subsidiaries of the Company; JPMorgan Chase Bank, N.A., Bank of America, N.A., Wells Fargo Bank, National Association and HSBC Bank USA, N.A., and the Lenders Party thereof (incorporated herein by reference to Exhibit 4.1 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.2	Second Amended and Restated Security Agreement, dated as of July 26, 2016, granted by the Company and certain subsidiaries of the Company in favor of Bank of America, N.A. (incorporated herein by reference to Exhibit 4.2 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

Exhibit Number	Description

10.3	Canadian Pledge Agreement dated as of July 26, 2016, made by Elizabeth Arden International Holding, Inc., a subsidiary of the Company, in favor of JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.4 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.4	Canadian Security Agreement dated as of July 26, 2016, made by Elizabeth Arden (Canada) Limited, a subsidiary of the Company, in favor of JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.5 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.5	Deed of Pledge of Shares dated as of July 26, 2016, made by Elizabeth Arden (Switzerland) Holding Sàrl, a subsidiary of the Company, in favor of JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.6 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.6	Dutch Security Agreement dated as of July 26, 2016, between Elizabeth Arden International Sàrl, a subsidiary of the Company, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.7 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.7	Swiss Assignment Agreement dated as of July 26, 2016, between Elizabeth Arden International Sàrl, a subsidiary of the Company, and JPMorgan Chase Bank, N.A. for the benefit of the Secured Parties therein (incorporated herein by reference to Exhibit 4.8 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.8	Security Deed dated as of July 26, 2016, by and among Elizabeth Arden (UK) Limited and Elizabeth Arden International Sàrl, subsidiaries of the Company, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 4.9 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.9	Credit Agreement (Second Lien) dated as of June 12, 2012, between Elizabeth Arden, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.10	First Amendment to Credit Agreement (Second Lien) dated as of February 11, 2013, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.5 filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-6370)).

10.11	Second Amendment to Credit Agreement (Second Lien) dated as of January 16, 2014, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.5 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-6370)).

10.12	Third Amendment to Credit Agreement (Second Lien) dated as of March 28, 2014, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.9 filed as part of the Company’s Form 10-Q for the quarter ended March 31, 2014 (Commission File No. 1-6370)).

10.13	Fourth Amendment to Credit Agreement (Second Lien) dated as of October 2, 2015, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated October 2, 2015 (Commission File No. 1-6370)).

10.14	Fifth Amendment to Credit Agreement (Second Lien) dated as of March 25, 2016, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated March 25, 2016 (Commission File No. 1-6370)).

10.15	Sixth Amendment to Credit Agreement (Second Lien) dated as of July 26, 2016, between Elizabeth Arden, Inc. and JPMorgan Chase Bank N.A. (incorporated herein by reference to Exhibit 4.3 filed as part of the Company’s Form 8-K dated July 26, 2016 (Commission File No. 1-6370)).

10.16	Security Agreement, dated as of October 2, 2015, granted by Elizabeth Arden, Inc. in favor of JPMorgan Chase Bank, N.A., in connection with the Credit Agreement (Second Lien), dated as of June 12, 2012 (incorporated herein by reference to Exhibit 10.2 filed as part of the Company’s Form 8-K dated October 2, 2015 (Commission File No. 1-6370)).

Exhibit Number	Description

10.17	Security Agreement, dated as of October 2, 2015, granted by Elizabeth Arden, Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as collateral agent and syndication agent, Wells Fargo Capital Finance, LLC, HSBC Bank USA, N.A. and U.S. Bank National Association, as co-documentation agents, JPMorgan Chase Bank, N.A., and Bank of America, N.A. as joint lead arrangers, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.3 filed as part of the Company’s Form 8-K dated October 2, 2015 (Commission File No. 1-6370)).

10.18	Amended and Restated Deed of Lease dated as of January 17, 2003, between the Company and Liberty Property Limited Partnership (incorporated herein by referenced to Exhibit 10.5 filed as a part of the Company’s Form 10-Q for the quarter ended April 26, 2003 (Commission File No. 1-6370)).

10.19	Amendment to the Amended and Restated Deed of Lease dated as of June 30, 2012, between the Company and Liberty Property Limited Partnership (incorporated by reference to Exhibit 10.6 filed as part of the Company’s Form 10-K for the year ended June 30, 2012 (Commission File No. 1-6370)).

10.20 +	2004 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.12 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 1-6370)).

10.21 +	2004 Non-Employee Director Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.13 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2014 (Commission File No. 1-6370)).

10.22 +	Elizabeth Arden, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 filed as part of the Company’s Form S-8, Registration No. 333-177839, dated November 9, 2011 (Commission File No. 1-6370)).

10.23 +	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.14 filed as a part of the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 1-6370)).

10.24 +	Form of Stock Option Agreement for stock option awards under the Company’s 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 filed as a part of the Company’s Form 10-K for the year ended June 30, 2005 (Commission File No. 1-6370)).

10.25 +	Elizabeth Arden, Inc. Severance Policy, as amended and restated on June 16, 2016 (incorporated herein by reference to Exhibit 10.25 filed as a part of the Company’s Form 10-K for the year ended June 30, 2016 (Commission File No. 1-6370)).

10.26 +	Form of Indemnification Agreement for Directors and Officers of Elizabeth Arden, Inc. (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated August 11, 2009 (Commission File No. 1-6370)).

10.27 +	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Company’s 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.22 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-6370)).

10.28 +	Form of Stock Option Agreement for stock option awards under the Company’s 2010 Stock Award and Incentive Plan (incorporated herein by reference to Exhibit 10.25 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-6370)).

10.29	Securities Purchase Agreement dated as of August 19, 2014, by and between Elizabeth Arden, Inc., Nightingale Onshore Holdings L.P. and Nightingale Offshore Holdings L.P. (incorporated herein by reference to Exhibit 10.1 filed as part of the Company’s Form 8-K dated August 19, 2014 (Commission File No. 1-6370)).

10.30 +	Elizabeth Arden, Inc. 2010 Stock Award and Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.27 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-6370)).

10.31 +	Elizabeth Arden, Inc. 2014 Non-Employee Director Stock Award Plan (incorporated by reference to Exhibit 10.1 filed as part of the Company’s Form S-8, Registration No. 333-200700, dated December 3, 2014 (Commission File No. 1-6370)).

Exhibit Number	Description

10.32 +	Form of Stock Option Grant for stock option awards under the Company’s 2014 Non-Employee Director Stock Award Plan (incorporated by reference to Exhibit 10.26 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2014 (Commission File No. 1-6370)).

10.33 +	Form of Performance-Based Restricted Stock Unit Award Agreement for August 2015 awards under the Company’s 2010 Stock Award and Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.30 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-6370)).

10.34+	Form of Service-Based Restricted Stock Unit Award Agreement for August 2015 awards under the Company’s 2010 Stock Award and Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.31 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-6370)).

10.35+	Form of Stock Option Award Agreement for August 2015 awards under the Company’s 2010 Stock Award and Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.32 filed as part of the Company’s Form 10-Q for the quarter ended September 30, 2015 (Commission File No. 1-6370)).

10.36 +	Form of Restricted Stock Unit Award Agreement under the Company’s 2014 Non-Employee Director Stock Award Plan (incorporated herein by reference to Exhibit 10.35 filed as part of the Company’s Form 10-Q for the quarter ended December 31, 2015 (Commission File No. 1-6370)).

10.37	Preferred Stock Repurchase and Warrant Cancellation Agreement (incorporated herein by reference to Exhibit 10.35 filed as part of the Company’s Form 8-K dated June 16, 2016 (Commission File No. 1-6370)).

12.1	Ratio of earnings to fixed charges (incorporated herein by reference to Exhibit 12.1 filed as a part of the Company’s Form 10-K for the year ended June 30, 2016 (Commission File No. 1-6370)).

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 filed as a part of the Company’s Form 10-K for the year ended June 30, 2016 (Commission File No. 1-6370)).

23.1	Consent of PricewaterhouseCoopers LLP (incorporated herein by reference to Exhibit 23.1 filed as a part of the Company’s Form 10-K for the year ended June 30, 2016 (Commission File No. 1-6370)).

24.1	Power of Attorney (included as part of signature page) (incorporated herein by reference to Exhibit 24.1 filed as a part of the Company’s Form 10-K for the year ended June 30, 2016 (Commission File No. 1-6370)).

31.1	Section 302 Certification of Chief Executive Officer (incorporated herein by reference to Exhibit 31.1 filed as a part of the Company’s Form 10-K for the year ended June 30, 2016 (Commission File No. 1-6370)).

31.2	Section 302 Certification of Chief Financial Officer (incorporated herein by reference to Exhibit 31.2 filed as a part of the Company’s Form 10-K for the year ended June 30, 2016 (Commission File No. 1-6370)).

31.3 *	Section 302 Certification of Chief Executive Officer.

31.4 *	Section 302 Certification of Chief Financial Officer.

32	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer (incorporated herein by reference to Exhibit 10.32 filed as a part of the Company’s Form 10-K for the year ended June 30, 2016 (Commission File No. 1-6370)).

101.INS	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS filed as a part of the Company’s Form 10-K for the year ended June 30, 2016 (Commission File No. 1-6370)).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH filed as a part of the Company’s Form 10-K for the year ended June 30, 2016 (Commission File No. 1-6370)).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL filed as a part of the Company’s Form 10-K for the year ended June 30, 2016 (Commission File No. 1-6370)).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF filed as a part of the Company’s Form 10-K for the year ended June 30, 2016 (Commission File No. 1-6370)).

Exhibit Number	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated herein by reference to Exhibit 101.LAB filed as a part of the Company’s Form 10-K for the year ended June 30, 2016 (Commission File No. 1-6370)).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE filed as a part of the Company’s Form 10-K for the year ended June 30, 2016 (Commission File No. 1-6370)).

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 1st day of September 2016.

ELIZABETH ARDEN, INC.

By:	/s/ E. Scott Beattie
E. Scott Beattie
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.3	Section 302 Certification of Chief Executive Officer.

31.4	Section 302 Certification of Chief Financial Officer.